Form 10-Q
period 2012-03-31
CAFEPRESS INC.
filed 2012-05-15
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35468

CafePress Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3342816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6901 Riverport Drive, Louisville, KY 40258

(502)-995-2258

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 or the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was 17,066,704 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,854	$27,900
Short-term investments	6,895	8,437
Accounts receivable	2,678	2,210
Inventory	5,062	6,726
Deferred tax assets	1,842	1,842
Deferred costs	3,396	2,787
Prepaid expenses and other current assets	3,587	2,631

Total current assets	44,314	52,533
Property and equipment, net	12,799	13,303
Goodwill	11,076	11,076
Intangible assets, net	6,072	6,756
Deferred tax assets	2,113	2,115
Other assets	4,854	3,199

TOTAL ASSETS	$81,228	$88,982

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$5,087	$10,512
Accrued royalties payable	4,656	6,454
Accrued liabilities	9,637	8,713
Income tax payable	—	1,539
Deferred revenue	8,110	6,870
Capital lease obligation, current	480	472

Total current liabilities	27,970	34,560
Capital lease obligation, non-current	2,579	2,702
Deferred rent	16	20
Other long-term liabilities	1,920	3,269

TOTAL LIABILITIES	32,485	40,551

Commitments and Contingencies

Convertible preferred stock $0.0001 par value-12,345 shares authorized, 5,535 shares issued and outstanding as of March 31, 2012 and December 31, 2011; liquidation preference of $17,902 as of March 31, 2012 and December 31, 2011	22,811	22,811

Stockholders’ Equity :
Common stock, $0.0001 par value-34,815 shares authorized as of March 31, 2012 and December 31, 2011; 8,945 and 8,944 shares issued and outstanding as of March 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	26,976	26,120
Accumulated deficit	(1,045)	(501)

TOTAL STOCKHOLDERS’ EQUITY	25,932	25,620

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$81,228	$88,982

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Net revenues	$39,881	$32,036
Cost of net revenues	22,938	18,757

Gross profit	16,943	13,279

Operating expenses:
Sales and marketing	10,161	7,903
Technology and development	2,964	3,447
General and administrative	3,934	2,686
Acquisition-related costs	654	511

Total operating expenses	17,713	14,547

Loss from operations	(770)	(1,268)
Interest income	8	17
Interest expense	(51)	(50)

Loss before provision for income taxes	(813)	(1,301)
Benefit from income taxes	(269)	(470)

Net loss	$(544)	$(831)

Net loss per share of common stock:
Basic and diluted	$(0.06)	$(0.10)

Shares used in computing net loss per share of common stock:
Basic and diluted	8,944	8,638

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(544)	$(831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,434	1,526
Amortization of intangible assets	684	542
Gain on disposal of fixed assets	(7)	(210)
Stock-based compensation	830	530
Change in fair value of contingent consideration liability	137	—
Deferred income taxes	2	83
Tax benefits from stock-based compensation	(3)	(67)
Excess tax benefits from stock-based compensation	—	(16)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(468)	381
Inventory	1,664	870
Prepaid expenses and other current assets	(1,552)	(1,751)
Other assets	(1,004)	(8)
Accounts payable	(5,053)	(5,206)
Accrued royalties payables	(1,798)	(2,172)
Accrued and other liabilities	(566)	(107)
Income taxes payable	(1,539)	(1,508)
Deferred revenue	1,240	2,565

Net cash used in operating activities	(6,543)	(5,379)

Cash Flows from Investing Activities:
Purchase of short-term investments	(1,743)	(3,986)
Proceeds from maturities of short-term investments	3,285	4,004
Purchase of property and equipment	(470)	(137)
Capitalization of software and website development costs	(829)	(334)
Proceeds from disposal of fixed assets	14	40

Net cash provided by (used in) investing activities	257	(413)

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(115)	(111)
Payments for deferred offering costs	(651)	—
Proceeds from exercise of common stock options	6	205
Excess tax benefits from stock-based compensation	—	16

Net cash provided by (used in ) financing activities	(760)	110

Net decrease in cash and cash equivalents	(7,046)	(5,682)

Cash and cash equivalents — Beginning of period	27,900	19,276

Cash and cash equivalents — End of period	$20,854	$13,594

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50	$49
Income taxes paid during the period	$1,822	$1,775

Noncash Investing and Financing Activities:
Accrued purchases of property and equipment	$36	$121
Deferred offering costs not yet paid	$1,599	$—

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business

CafePress Inc., or the Company, formerly CafePress.com, Inc., was incorporated under the laws of the State of California on October 18, 1999. On January 19, 2005, the Company was reincorporated under the laws of the State of Delaware. On June 7, 2011 the name of the Company was changed to CafePress Inc.

The Company serves its customers, including both consumers and content owners, through its portfolio of e-commerce websites, including its flagship website, CafePress.com. The Company’s consumers include millions of individuals, groups, businesses and organizations who leverage its innovative and proprietary print-on-demand services to express interests, beliefs, and affiliations by customizing a wide variety of products. These products include clothing and accessories, art and posters, stickers, home accents, and stationery. The Company’s content owners include individual designers as well as artists and branded content licensors who leverage its platform to reach a mass consumer base and monetize their content.

Content owners include individuals or groups who upload or design images for their own purchase or for sale to others, or corporate clients who provide content to support the sale of branded merchandise. These products can be sold through storefronts hosted by CafePress. Content owners may also sell products through the retail marketplace found on the Company’s portfolio of e-commerce websites, both of which are referred to as shops.

The Company manages substantially all aspects of doing business online, including e-commerce services, product manufacturing and sourcing, fulfillment, and customer service.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC. for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year. The balance sheet as of December 31, 2011 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2011 included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) as filed on March 29, 2012 with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to revenue recognition, provisions for doubtful accounts, credit card chargebacks, sales returns, inventory write-downs, stock-based compensation, fair value of the Company’s common stock, legal contingencies, depreciable lives, asset impairments, accounting for business combinations, and income taxes including required valuation allowances. The Company bases its estimates on historical experience, projections for future performance and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company recognizes revenues from product sales, net of estimated returns based on historical experience, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs as product revenues or the net amount earned as fulfillment revenues. Revenues are recorded at the gross amount when the Company is the primary obligor in a transaction, is subject to inventory and credit risk, has latitude in establishing prices and selecting suppliers, or has most of these indicators. When the Company is not the primary obligor and does not take inventory risk, revenues will be recorded at the net amount received by the Company as fulfillment revenues. Fulfillment revenues are less than 1% of total net revenues for all periods presented.

Product sales and shipping revenues are recognized net of promotional discounts, rebates, and return allowances. Revenues from product sales and services rendered are recorded net of sales and consumption taxes. The Company periodically provides incentive offers to customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when used by customers, are treated as a reduction of revenues. The Company maintains an allowance for estimated future returns and credit card chargebacks based on current period revenues and historical experience.

The Company accounts for flash deal promotions through group-buying websites as gift certificates. The Company records deferred revenue at the time of the promotion based on the gross fee payable by the end customer as the Company considers it is the primary obligor in the transaction. Revenue is recognized on redemption of the offer and delivery of the product to the Company’s customers. The Company recognizes gift certificate breakage from flash deal promotions as a component of revenues. When the Company concludes that insufficient history of redemption and breakage experience exists, breakage revenue is recognized upon expiration of the flash deal promotion. The Company recognized breakage revenue of $0.9 million and $0.4 million and the associated direct sales commission of $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. This increased operating income by $0.6 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Changes in customers’ behavior could impact the amounts that are ultimately redeemed and could affect the breakage recognized as a component of revenues.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and giftcards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in January 2012, as reflected in Note 3, “Fair Value of Financial Instruments,” of its Condensed Consolidated Financial Statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. The Company adopted this standard in January 2012.

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more- likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year ending December 31, 2012. The Company is currently assessing the impact that this potential change would have on its financial position, results of operations or cash flows.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011

Building	$3,782	$3,782
Office furniture and computer equipment	9,042	9,023
Computer software	1,770	1,753
Internal use software and website development	7,436	6,608
Production equipment	17,615	18,056
Leasehold improvements	2,608	2,569

Total property and equipment	42,253	41,791
Less: accumulated depreciation and amortization	(29,454)	(28,488)

Property and equipment, net	$12,799	$13,303

Accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Payroll and employee related expense	$1,809	$2,933
Other accrued liabilities	1,766	1,960
Acquisition related costs	2,882	1,659
Accrued offering costs	1,371	356
Professional services	795	922
Accrued advertising	435	303
Royalties-minimum guarantee	251	125
Allowance for sales returns and chargebacks	328	455

Accrued liabilities	$9,637	$8,713

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended March 31,
	2012	2011
Allowance for sales returns and chargebacks:
Balance, beginning of period	$455	$270
Add: provision	890	616
Less: deductions and other adjustments	(1,017)	(674)

Balance, end of period	$328	$212

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, an exit price, in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	March 31, 2012
	Fair	Level I	Level II	Level III
	(In thousands)
Cash and cash equivalents:
Money market funds	$7,024	$7,024	$0	$0

Total financial assets	$7,024	$7,024	$0	$0

Liabilities:
Acquisition related contingent consideration	$3,058	$0	$0	$3,058

Total financial liabilities	$3,058	$0	$0	$3,058

In October 2011, the Company acquired substantially all of the assets of L&S Retail Ventures, Inc., an online service for creating invitations, announcements, and various other stationery products based in Cary, North Carolina. Under the terms of the purchase agreement, in addition to the $4.5 million of initial cash consideration paid to the sellers of L&S Retail Ventures, Inc., the Company may be required to pay up to an additional $5.0 million in performance-based contingent consideration which is not subject to continued employment by the selling stockholder. The selling stockholders may receive up to $1.7 million maximum in such performance-based cash payments per year payable after the end of Years 1-3, with an aggregate maximum of $5.0 million, based on specific revenue and operating income targets for such year. As these performance-based contingent consideration payments are not subject to continued employment by the selling stockholders, the estimated fair value of the performance-based contingent consideration of $2.8 million was included as part of the purchase price allocation.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair value of the performance-based contingent consideration was $3.1 million and $2.9 million as of March 31, 2012 and December 31, 2011, respectively. This contingent liability has been reflected as a current liability of $1.3 million and a non-current liability of $1.8 million as of March 31, 2012. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012

Fair value — beginning of period	$2,921
Fair value of contingent consideration issued during the period	—
Change in fair value	137

Fair value — end of period	$3,058

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statement of operations.

4. Stock-Based Compensation

The fair value of the Company’s stock-based payment awards was estimated on the grant date using the Black- Scholes option-pricing model. The expected term of options granted is calculated using the simplified method. The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. The expected volatility is based upon the volatility of a group of publicly traded industry peer companies. A dividend yield of zero is applied since the Company has not historically paid dividends and has no intention to pay dividends in the near future.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding — December 31, 2011	83	2,559	$11.31	4.69

Additional options authorized	600	—	—
Granted	(409)	409	17.90
Exercised	—	(1)	4.49
Forfeited	26	(26)	12.48

Outstanding — March 31, 2012	300	2,941	$12.22	4.78

Vested and expected to vest — March 31, 2012		1,983		4.07

Vested — March 31, 2012		1,333		3.17

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2012	2011

Expected term (in years)	4.6	4.6
Risk-free interest rate	0.7%	2.2%
Expected volatility	61%	58%
Expected dividend rate	0.0%	0.0%

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Cost of revenues	$51	$38
Sales and marketing	155	134
Technology and development	58	93
General and administrative	566	265

Total stock-based compensation expense	$830	$530

Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. The Company capitalized $23,000 and $21,000 of stock-based compensation relating to software developed for internal use, including website development costs during the three months ended March 31, 2012 and 2011, respectively.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Net Income (Loss) per Share of Common Stock

Net income per share is presented in conformity with the two-class method required for participating securities. Holders of Series A preferred and Series B preferred are entitled to receive non-cumulative dividends at the per annum rate of $0.0448 and $0.3858 per share, payable prior and in preference to any dividends on any other shares of the Company’s capital stock. Holders of Series A preferred, Series B preferred, and Series I preferred do not have a contractual obligation to share in the losses of the Company. The Company considers its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share. The computation of diluted net income per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The Company utilizes the if-converted method to compute diluted net income per common share when the if-converted method is more dilutive than the two-class method.

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A and Series B convertible preferred stock non-cumulative dividends, between common stock and Series A, Series B and Series I convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2012	2011

Net loss	$(544)	$(831)

Shares used in computing net loss per share of common stock, basic and diluted	8,944	8,638

Net loss per share of common stock, basic and diluted	$(0.06)	$(0.10)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2012	2011

Convertible preferred stock	5,535	5,535
Stock options to purchase common stock	2,941	2,085

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or plans for levels or components below the consolidated unit level. Accordingly, the Company operates as a single reportable segment.

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$35,352	$27,703
International	4,529	4,333

Total	$39,881	$32,036

All of the Company’s long-lived assets are located in the United States.

7. Subsequent Events

Initial Public Offering

On March 28, 2012, the Company’s registration statement on Form S-1 relating to an initial public offering, or IPO, of our common stock was declared effective by the Securities and Exchange Commission. The IPO closed on April 3, 2012 at which time the Company sold 2,500,000 shares of our common stock and received cash proceeds of $44.2 million from this transaction, net of underwriting discounts and commissions. Additionally, the Company incurred offering costs of approximately $4.4 million related to the IPO. An additional 2,000,000 shares of common stock were sold by existing stockholders from whom the Company did not receive any proceeds or incur any costs.

Concurrently, all outstanding shares of convertible preferred stock converted into approximately 5,534,963 shares of common stock with the related carrying value of $22.8 million reclassified to common stock and additional paid-in capital.

Acquisition

In April 2012, the Company acquired substantially all of the assets of Logo’d Softwear, Inc., in exchange for $7.5 million in cash, 45,060 shares of the Company’s common stock valued at $0.8 million, and cash contingent consideration of up to $8.6 million to be determined based on certain operating metrics. In addition, the principal stockholder was granted 235,242 stock options to purchase shares of the Company’s common stock with vesting based on the achievement of certain performance milestones. The contingent right to future earn-out payments will expire on June 30, 2016.

The Company is currently evaluating the purchase price allocation following the consummation of the acquisition. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information given the short period of time between the acquisition date and the issuance of these unaudited interim consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We believe we are a leading e-commerce platform enabling customers worldwide to create, buy and sell a wide variety of customized and personalized products. We serve our customers, including both consumers and content owners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com. Our consumers include millions of individuals, groups, businesses and organizations who leverage our innovative and proprietary print-on-demand services to express interests, beliefs, and affiliations by customizing a wide variety of products. These products include clothing and accessories, art and posters, stickers, home accents, and stationery. Our content owners include individual designers as well as artists and branded content licensors who leverage our platform to reach a mass consumer base and monetize their content. We believe we are a leading e-commerce platform for customization of consumer products based on our more than a decade of experience of providing high-quality customized products in single unit and small quantity orders on a when-ordered basis.

Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays, with the largest sales volume in the fourth quarter of each calendar year. Our unique offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of this seasonality, our revenues in the first quarter of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future. In addition, political merchandise represents one of our largest content categories, creating a cyclical impact on our volume during key election periods.

In April 2012, we acquired substantially all of the assets of Logo’d Softwear, Inc., an e- commerce provider of personalized apparel and merchandise for groups and organizations, in exchange for $7.5 million in cash, 45,060 shares of CafePress common stock valued at $0.8 million, and cash contingent consideration of up to $8.6 million to be determined based on certain operating metrics. In addition, the principal stockholder was granted 235,242 stock options to purchase shares of CafePress common stock with vesting based on the achievement of certain performance milestones. The contingent right to future earn-out payments will expire on June 30, 2016. We may be unable to successfully integrate this business or realize the anticipated benefits of the acquisition.

We monitor several key operating metrics including:

	Three Months Ended March 31,
	2012	2011

Key operating metrics:
Total customers	700,019	557,309
Total number of orders	839,020	665,088
Average order size	$48	$50

Total customers

Total customers represents the number of transacting customers in a given period based on shipment date. We track the total number of customers by unique member number or email address. As a result, an individual who creates multiple accounts using different email addresses will be counted as multiple unique customers. The total number of customers represents those that are unique to the period specified. Therefore, the total number of unique customers for individual quarters within a year will not necessarily equal the total number of unique customers for the entire year.

We monitor total customers as a key indicator of demand. We seek to expand our customer base through our marketing efforts, expansion of product merchandise, user-generated and licensed content, and acquisitions and through increasing opportunities for customers to create and buy customized and personalized products. We believe the number of customers, both new and repeat, is a key indicator of the growth of our current business.

Total number of orders

Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. We generally process and ship orders within three business days after a customer places an order. During periods of peak demand, such as the fourth quarter, we optimize our fulfillment operations and resource allocations on a daily basis to maintain process efficiency and high levels of customer satisfaction.

Average order size

Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Because we recognize revenues upon delivery, billings may not be recognized as revenues until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix.

Basis of presentation

Net revenues

We generate revenues from online transactions through our portfolio of e-commerce websites. We sell a wide range of customized products such as t-shirts, hats, canvas art prints, banners, stickers and mugs, as well as products containing content supplied by the content owner and offered through our e-commerce websites or, in some cases, through feeds from independent third party websites.

We recognize revenues associated with an order when the products have been delivered and all other revenue recognition criteria have been met. Revenues are recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers, or have most of these indicators. For transactions where we act as principal and record revenues on a gross basis, applicable royalty payments to our content owners are recorded in cost of net revenues.

We have entered into arrangements with certain customers to provide fulfillment services under which we are not the primary obligor. These arrangements have historically constituted a smaller component of our business. We consider that we are acting as an agent in such transactions. The net fees received on such transactions are recorded as revenues.

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to our manufacturing facilities. The cost of materials may vary based on revenues as well as the price we are able to negotiate when purchasing cotton or other such commodities. Shipping fluctuates with volume as well as the method of shipping chosen by the consumer and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is a permanent or a temporary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses comprise fees we pay to our content owners for the use of their content on our products. Certain sales transactions under our Create & Buy program do not incur royalties. For other product sales, royalties vary with volume as well as whether the transaction occurred in a shop or the marketplace. Royalty- based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

Operating expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative expenses, and acquisition-related costs. Personnel-related expenses comprise a significant component of our operating expenses and consist of wages and related benefits, bonuses and stock-based compensation.

Sales and marketing

Sales and marketing expenses consist primarily of customer acquisition costs, personnel costs and costs related to customer support, order processing and other marketing activities. Customer acquisition, customer support and order processing expenses are variable and historically have represented more than half of our overall sales and marketing expenses.

Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, flash deal promotions through group-buying websites, display advertising and affiliate channels. We believe this expense is a key lever that we can use to drive growth and volume within our business as we adjust volumes to our target return on investment. We expect sales and marketing expense to increase in absolute dollars in the foreseeable future as we continue to invest in new customer acquisition.

Technology and development

Technology and development expenses consist of costs incurred for engineering, network operations, and information technology, including personnel expenses, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over the estimated useful lives ranging from two to three years. We expect technology and development expenses will increase in absolute dollars as we continue to expand our network operations and personnel to support our anticipated future growth.

General and administrative

General and administrative expenses consist of personnel, professional services and facilities costs related to our executive, finance, human resources and legal functions. Professional services consist primarily of outside legal and accounting services. General and administrative expenses also include headcount and related costs for our fraudulent review organization as well as our content usage review organization. We expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and infrastructure and the costs associated with being a public company, such as costs associated with SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, insurance, investor relations fees and similar expenses.

Acquisition-related costs

Acquisition-related costs include performance-based compensation payments, any changes in the estimated fair value of performance-based contingent consideration payments which were initially recorded in connection with our acquisition of substantially all of the assets of L&S Retail Ventures, Inc., and third-party fees incurred as part of our acquisitions of L&S Retail Ventures, Inc. and Logo’d Softwear, Inc.

Earn-out payments of up to $9.0 million in connection with our acquisition of Canvas on Demand are payable in installments through 2014. The amounts payable are contingent upon achievement of performance targets and are subject to maximum amounts of $2.1 million, $2.6 million and $4.3 million in each of the 12-month periods ending September 30, 2011, 2012 and 2013, respectively, and, subject to certain exceptions, the continued employment of the two former owners. In addition, if maximum amounts are not earned in each 12-month period ending September 30, 2012 or 2013 but additional specific performance targets are met in 2013, then final earn-out payments may be payable in 2014, with the total additional amounts payable across the remaining three years not to exceed $6.9 million. Through March 31, 2012, $2.6 million has been paid pursuant to the terms of the agreement.

In each period, we revise our accrual for earn-out payments based on our current estimates of performance relative to the stated targets and, where applicable, additional service provided. The accrual could be adjusted if the achievement of goals results in an amount paid that is different from our accrual estimate.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Prospectus filed pursuant to Rule 424(b)(4) as filed on March 29, 2012 with the SEC.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2012	2011
Net revenues	100%	100%
Cost of net revenues	58	59

Gross profit	42	41

Operating expenses:
Sales and marketing	25	25
Technology and development	7	11
General and administrative	10	8
Acquisition-related costs	2	2

Total operating expenses	44	45

Loss from operations	(2)	(4)
Interest income	—	—
Interest expense	—	—

Loss before income taxes	(2)	(4)
Benefit from income taxes	(1)	(1)

Net loss	(1)%	(3)%

Effective tax rate	33.1%	36.1%

Comparison of the three months ended March 31, 2012 and 2011

The following table presents our statements of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for percentages)	2012	2011	$ Change	% Change
Net revenues	$39,881	$32,036	$7,845	24%
Cost of net revenues	22,938	18,757	4,181	22

Gross profit	16,943	13,279	3,664	8

Operating expenses:
Sales and marketing	10,161	7,903	2,258	29
Technology and development	2,964	3,447	(483)	(14)
General and administrative	3,934	2,686	1,248	46
Acquisition-related costs	654	511	143	28

Total operating expenses	17,713	14,547	3,166	22

Loss from operations	(770)	(1,268)	498	(39)
Interest income	8	17	(9)	(53)
Interest expense	(51)	(50)	(1)	2

Loss before income taxes	(813)	(1,301)	488	(38)
Benefit from income taxes	(269)	(470)	201	(43)

Net loss	$(544)	$(831)	$287	(35)%

Net revenues

Net revenues increased $7.8 million, or 24%, in the three months ended March 31, 2012 compared to the same period in 2011. The increase in net revenues is primarily due to an increase in orders, which was attributable to new customer acquisitions and expansion of our merchandise catalog, particularly new art and stationery products. New product expansion contributed $3.4 million of the total increase in net revenues. The remaining increase in net revenues was due to an increase in sales for our other products of $4.4 million. These increases were attributable to our increased focus on customer acquisition. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $4.2 million, or 22%, in the three months ended March 31, 2012 compared to the same period in 2011. As a percentage of net revenues, cost of net revenues was 58% in the three months ended March 31, 2012 compared to 59% in the same period in 2011. Within cost of net revenues, content royalty expense decreased by 0.7 percentage points due to an increase in sales of products with lower royalty rates and materials, shipping, labor and fixed overhead costs collectively decreased as a percentage of net revenues by 0.3 percentage points due to changes in the product mix and pricing, and leverage on manufacturing costs.

Sales and marketing

Sales and marketing expenses increased $2.3 million, or 29%, in the three months ended March 31, 2012 compared to the same period in 2011. Sales and marketing expenses were 25% of net revenues for each of these periods. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $2.0 million in customer acquisition costs, $0.1 million in order processing expenses and $0.1 million in customer service costs. Customer acquisition costs increased primarily due to increased online acquisition activities, such as keyword searches, display marketing and email marketing, as well as costs related to flash deal promotions and our acquisition of InvitationBox.com.

Technology and development

Technology and development expenses decreased $0.5 million, or 14%, in the three months ended March 31, 2012 compared to the same period in 2011. Technology and development expenses were 7% of net revenues in the three months ended March 31, 2012 compared to 11% in the same period in 2011. The decrease in absolute dollars is primarily due to the timing of spend within the year, higher capitalization of website development costs, and a lower cost structure after transitioning a portion of our development personnel to Kentucky.

General and administrative

General and administrative expenses increased $1.2 million, or 46%, in the three months ended March 31, 2012 compared to the same period in 2011. General and administrative expenses were 10% of net revenues in the three months ended March 31, 2012 compared to 8% in the same period in 2011. The increase in absolute dollars is primarily due to an increase in personnel-related costs related to additional employees and contractors to support the growth in our business, and higher professional fees for legal and accounting services associated with becoming a public company.

Acquisition-related costs

Acquisition-related costs were $0.7 million and $0.5 million in the three months ended March 31, 2012, and March 31, 2011, respectively. This expense represents primarily the accrual of performance-based contingent consideration payments related to our acquisitions of Canvas on Demand in September 2010, and L&S Retail Ventures, Inc. in October 2011.

Benefit from income taxes

The benefit from income taxes was $0.3 million and $0.5 million in the three months ended March 31, 2012, and March 31, 2011, respectively. Our effective tax rate was 33.1% and 36.1% in the three months ended March 31, 2012, and March 31, 2011, respectively. The effective tax rate was lower in 2012 primarily due to the impact of lower incentive stock option expense in 2012.

Quarterly trends

Our business is subject to seasonal fluctuations. In particular, we generate a significant portion of our revenues during the fourth quarter, primarily due to increased retail activity during the holiday seasons. During the fourth quarter, we typically see our largest increases in orders and customers. As a result of this seasonality, our revenues in the first quarter of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future.

Liquidity and Capital Resources

As of March 31, 2012, we had cash, cash equivalents, and short term investments totaling $27.7 million. In connection with our initial public offering (IPO) that closed on April 3, 2012 we received cash proceeds of $44.2 million, net of underwriters’ discounts and commissions. Additionally, $1.6 million of expenses incurred in connection with the IPO have not been paid as of March 31, 2012. Prior to the initial public offering, we have funded our operations primarily with cash flows from operations and, to a lesser extent, issuances of convertible preferred stock and debt financing, including capital leases.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash used in operating activities	$(6,543)	$(5,379)
Net cash provided by (used in) investing activities	$257	$(413)
Net cash provided by (used in) financing activities	$(760)	$110

Cash flows from operating activities

Our primary source of cash from operating activities is cash collections from our customers. The substantial majority of our net revenues are generated from credit card transactions and credit card accounts receivable and are typically settled within one and five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter and cash flows in the first six months have historically been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business. We expect that cash provided by operating activities may fluctuate in future periods due to a number of factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.

In the three months ended March 31, 2012, net cash used in operations was $6.5 million, primarily due to the use of cash of $9.1 million for the net change in operating assets and liabilities, partially offset by non-cash items of $2.1 million for depreciation and amortization, including amortization of intangible assets, and $0.8 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable and accrued royalties payable that we experience in the first quarter of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to the higher levels of inventory purchased in the preceding fourth quarter. In addition, accrued royalties payable declines as payments associated with royalties earned in the preceding fourth quarter are paid.

In the three months ended March 31, 2011, net cash used in operations was $5.4 million, primarily due to the use of cash of $6.9 million for the net change in operating assets and liabilities, partially offset by non-cash items of $2.1 million for depreciation and amortization, including amortization of intangible assets, and $0.5 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable and accrued royalties payable that we experience in the first quarter of the calendar year.

Cash flows from investing activities

In the three months ended March 31, 2012, net cash provided by investing activities was $0.3 million. Net proceeds from the sale of short-term investments of $1.5 million was partially offset by $0.5 million for capital expenditures related to the purchase of property and equipment and $0.8 million of capitalized software and website development costs.

In the three months ended March 31, 2011, net cash used in investing activities was $0.4 million, consisting of $0.1 million for capital expenditures related to the purchase of property and equipment and $0.3 million of capitalized software and website development costs.

Cash flows from financing activities

In the three months ended March 31, 2012, net cash used in financing activities was $0.8 million, primarily due to payments of $0.7 million for costs related to the initial public offering which closed on April 3, 2012 and payments on our capital lease obligations of $0.1 million.

In the three months ended March 31, 2011, net cash provided by financing activities was $0.1 million, primarily as a result of the receipt of funds from the exercise of stock options and the resulting excess tax benefits, offset by payments on our capital lease obligations.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles, or Non-GAAP, financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) less interest and other income (expense), provision for (benefit from) income taxes, depreciation and amortization, amortization of intangible assets, acquisition-related costs, stock-based compensation and impairment charges.

We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting net interest expense), tax positions (such as the impact on periods of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), the impact of depreciation and amortization, amortization of intangible assets, acquisition-related costs, stock-based compensation and impairment charges. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes and to incentivize and compensate our management personnel.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net income	$(544)	$(831)
Non-GAAP adjustments:
Interest and other (income) expense	43	33
Benefit from income taxes	(269)	(470)
Depreciation and amortization	1,434	1,526
Amortization of intangible assets	684	542
Acquisition-related costs	654	511
Stock-based compensation	830	530

Adjusted EBITDA	$2,832	$1,841

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment is effective for reporting periods beginning on or after December 15, 2011. We adopted this standard in January 2012, as reflected in Note 3, “Fair Value of Financial Instruments,” of the Condensed Consolidated Financial Statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. We adopted this standard in January 2012.

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. The amendment becomes effective for annual and interim goodwill impairment tests performed for our fiscal year ending December 31, 2012. We are currently assessing the impact that this potential change would have on its financial position, results of operations or cash flows.

Recent Developments

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act, which establishes a new category of issuer called an “emerging growth company.” An emerging growth company is defined under the JOBS Act as a company with total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer can retain its status as an emerging growth company for up to five years following the date of its IPO, although, if it becomes a large accelerated filer as defined in Rule 12b-2 of the Exchange Act, if in any year it has total annual gross revenues of $1 billion or more, or if it issues more than $1 billion in non-convertible debt in any three-year period, it would cease to be an emerging growth company.

So long as an issuer remains an emerging growth company, it may take advantage of exemptions from various reporting requirements afforded to emerging growth companies, including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate and foreign currency exchange rate sensitivities.

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $27.7 million and $36.3 million as of March 31, 2012 and December 31, 2011, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

Foreign currency exchange rate sensitivity

Our sales to international customers are denominated in multiple currencies, including the United States dollar, the British Pound, the Euro, the Canadian dollar and the Australian dollar. As the substantial majority of our sales are charged to credit cards, accounts receivables are generally settled in short time duration and accordingly, we have limited exposure to foreign currency exchange rates on our accounts receivable. To date, our operating costs have been denominated almost exclusively in United States dollars. As a result of our limited exposure to foreign currency exchange rates, we do not currently enter into foreign currency hedging transactions. If our international operations increase, our exposure to foreign currency exchange rate fluctuations may increase.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to lawsuits, claims and proceedings incident to the ordinary course of business, particularly with respect to content that appears on our website. We are not currently a party to any legal proceedings outside the ordinary course of business. Nevertheless, litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of legal resources, management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty.

ITEM 1A. RISK FACTORS

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on our business, financial condition and results of operations could be seriously harmed.

Risks related to our business

Our results of operations are subject to quarterly fluctuations due to a number of factors that could adversely affect our business and the trading price of our common stock.

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this prospectus:

•	spikes in our sales from major social or political events or developments resulting in a short term demand for products with related content;

•	seasonality of our revenues, including shifts in the timing of holiday selling seasons;

•	macroeconomic cycles and consumer spending;

•	demand for our user-designed products and services;

•	market acceptance and competitiveness of our products and services;

•	the gain or loss of significant strategic relationships;

•	our ability to develop, introduce and market new products and services on a timely basis;

•	fluctuations in sales and marketing costs, including website traffic acquisition costs;

•	fluctuations in the cost of raw materials;

•	variations in the mix of products and services we sell;

•	new product and service announcements and introductions by us or our competitors; and

•	the growth rate of the e-commerce industry.

As a result of these factors, among others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenues or operating performance. In particular, due to the seasonality of our business, our revenues in the first quarter of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future.

We may not sustain profitability or avoid net losses in the future. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable and may decrease in the future. In addition, our ability to be profitable depends on our ability to control our costs and operating expenses, which we expect will increase as we expand our business and incur additional expense associated with being a public company. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenues at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenues, our business, financial condition and results of operations will be negatively affected.

Due to the foregoing factors, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may be materially and adversely affected.

The seasonality of our business places increased strain on our operations and if we are unable to scale sufficiently to support our operations during periods of peak demand, our business could suffer.

A significant portion of our net revenues and operating cash flows have historically been realized during the period from November through December each year, primarily due to increased retail activity during the holiday seasons. Any disruption in our ability to process, produce and fulfill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. In anticipation of increased fourth quarter sales activity, we typically incur significant incremental expenses prior to and during peak selling seasons, particularly October through December, including the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If we are unable to hire enough qualified employees to support our production and customer service operations or if there is a disruption in the labor we hire from our third-party providers, our business, financial condition and results of operations could be adversely affected. In addition, if too many customers access our websites within a short period of time due to increased holiday demand or other periods of peak demand, we may experience system delays or interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. This in turn could harm our business, operating results and reputation. Because we continue to expect a significant portion of our net revenues and operating cash flows to be realized in the fourth quarter, the fourth quarter factors more significantly into our outlook for the fiscal year. Any disruption in our business operations or other factors that could lead to a material shortfall compared to our expectations for the fourth quarter could result in a material shortfall compared to our expectations for the full year. This could have a disproportionate effect on our operating results and cause our stock price to decline.

Our business depends heavily on the market recognition and reputation of our services, and any harm to our brands or failure to maintain and enhance our brand recognition may materially harm our business, financial condition and results of operations.

We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brands are critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve and as we expand into new product categories and new business lines;

•	our ability to increase brand awareness among existing and potential corporate partners and consumers through various means of marketing and promotional activities;

•	our ability to retain and expand our network of buyers and sellers;

•	the efficiency, reliability and service quality of our products and services;

•	our ability to protect personally identifiable information and credit card data;

•	our ability to effectively control the product and service quality of content as we continue to develop the services provided by our retail websites, which we refer to as the marketplace; and

•	any negative media publicity about user-generated content or product quality problems of our or other e-commerce websites.

If we are unable to maintain our reputation, further enhance our brand recognition and increase positive awareness of our websites, our results of operations may suffer.

We depend heavily on the continued success of our core business of selling user-designed products online, and any event that adversely affects our sales of user-designed products could harm our business and results of operations.

Since inception, most of our revenues have been derived from the online sale of user-designed products through our marketplace. We expect that sales of user-designed products will continue to grow and comprise a majority of our revenues in the future. While we intend to continue to expand our product and service offerings, including the expansion of our Create & Buy services, revenues from these services may not increase to a level that would reduce our dependence on revenues from our marketplace. In addition, customers who purchase user-designed products on our websites may also purchase other products through our e-commerce services. If we cannot successfully attract or retain our customers for user-designed products, our operating results may suffer.

Our business model focuses on user-generated content and as a result, controversial political and social expressions appear on our site with which current or potential customers or business partners may not wish to be associated.

We have built our business by providing consumers an outlet for self-expression through customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong feelings on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company. Additionally, because our service provides a platform for the expression of controversial ideas, our site could be the target of computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. For example, our websites are currently blocked in China. We believe we must maintain a balance between the encouragement of self-expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our desire to protect our brands and company. If we fail to maintain this balance and lose customers or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their products, we risk damage to our brands and reputation and ultimately our business and results of operations.

If we are unable to attract customers in a cost-effective manner, our business and results of operations could be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as search engine marketing, email, affiliate networks, social media outlets and flash deal promotions through group-buying websites. We pay providers of online services, search engines and other websites and e-commerce businesses to provide content, marketing links, advertising banners and other links that direct customers to our websites. If these providers modify or terminate their relationship with us or increase the price they charge us or if our competitors offer them greater fees for traffic, our expenses could rise and traffic to our websites could decrease, resulting in harm to our operations. We also devote substantial resources to optimizing our websites to increase the likelihood of our products and services appearing in unpaid search engine results; however there can be no assurance that these efforts will be successful. If our products and services receive low placement or do not appear within the listings of search engine results in response to relevant search queries, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. We also promote our products and special offers through emails targeted to potential customers and our site members. However, if our customers deem such emails and other promotions to be intrusive, we could be forced to discontinue or significantly curtail our email marketing activities. We have terminated a number of affiliate marketing partners in states that have imposed sales tax nexus for such marketing activities, and to the extent we shall have to continue to do so, we may be unable to achieve our strategic goals. If we are unable to develop or maintain an effective and cost efficient means of reaching content providers and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

Our strategy with respect to content acquisition may adversely affect our financial condition and future financial results.

We obtain content for our websites and our products from multiple sources, including our user designers, for whom we may pay royalties on subsequent sales of products created with such content. We also increasingly rely on entertainment, publishing and corporate content provider sources to generate content for our products and services. Due to designer relationship issues, including compensation provided by us compared to that provided by our competitors, users may decrease or cease providing content to our websites in the future. We face challenges in managing the payment infrastructure and taxation implications of these transactions and expect to continue to do so in the future as competitive pressures or new regulatory or other issues arise.

In connection with obtaining entertainment content, we sometimes enter into multi-year, royalty-based licenses with production studios for film and television and other media distributors. To date, we have been able to obtain those licenses without paying significant advance royalty payments but there is no guarantee that these licensors will renew their license agreements on the same or reasonable terms. Furthermore, we plan on increasing the level of committed content licensing in our efforts to grow our service and customer base both in the United States and globally. Finally, our competitors may be successful in obtaining exclusive licenses for content we wish to obtain for our site, making such content unavailable to us now or in the future. We may also, as we have in the past, enter into agreements with content providers that contain exclusivity provisions that may restrict our ability to sell certain products or in certain geographies or to partner with certain content providers. In order to compete effectively for these licenses, we could be forced to pay higher royalties or agree to significant advance payments. Our results of operations could be adversely affected as a result of these content licensing payment commitments in the event that sales or revenue growth do not meet our expectations. In addition, our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate could be limited.

In connection with the selection and popularity of specific content, we employ licensing and business development professionals and Internet traffic analysts who evaluate popular culture trends and potential properties to support the content on our site. To the extent they are unsuccessful in identifying or obtaining content sources that will be popular with consumers and that will generate sales of our products, our results could materially be harmed. To the extent the content we do choose to obtain proves unpopular or unsuccessful and we have agreed to contractual minimums, we may not achieve the planned return on royalty advances and may incur losses or impairment charges.

If any of the above circumstances increase the cost of obtaining content, our margins may suffer. We must continue to ensure that our content is sufficiently diversified to meet the needs of the markets we target. We believe that failure to secure content could result in lower sales and customer retention and materially reduce margins.

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.

We believe we will need to address additional markets and attract new business partners, content providers and consumers to further grow our business. To access new markets and consumers, we expect that we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized language websites in different countries. There is no guarantee we will be successful in this expansion. In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets or address additional market opportunities could harm our business, financial condition and results of operations.

If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have experienced a period of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. To accommodate our growth, we anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting, legal and other internal management and control systems. We also intend to expand our production and logistics centers and distribution network to accommodate more customer orders and provide better coverage of our target markets although we do not have any specific plans or commitments at this time. We cannot assure you that we will be able to lease suitable facilities at commercially acceptable terms. In addition, the expansion of our production and logistics centers and distribution network will put pressure on our managerial, financial, operational and other resources. If we are unable to secure new facilities or effectively manage our expanded logistics operations and control increasing costs, our growth potential, results of operations and business could suffer. Additionally, we will need to continue to expand, recruit, train, manage and motivate our workforce and manage our relationships with existing and new business partners, suppliers, third-party service providers and content providers. Our strategies also include broadening our product and service offerings, which will require us to work with different groups of suppliers and address the needs of different kinds of consumers. We may incur significant costs in trying to expand our offerings into these new areas or fail to successfully execute the roll-out of these new offerings. All of these endeavors involve risks and will require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects.

Given the relatively short history of some of our service offerings, it may be difficult to evaluate our business and prospects.

In recent years, we have gradually expanded the service offerings on our websites to include other services such as our Create & Buy services. For example, in 2010, we acquired Canvas On Demand, LLC, or Canvas On Demand, which provides an online service for creating personalized canvases from photographs, in 2011 we acquired L&S Retail Ventures, Inc., an online provider of invitation and stationery products, and in April 2012 we acquired Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organization. We cannot assure you that these services, or any other new services we may introduce or acquire, will be integrated or achieve market acceptance either at a level sufficient to justify our investment or at all.

We have a limited history of operating these new services, which makes predicting our future results of operations more difficult than it otherwise would be. Therefore, our past results of operations should not be taken as indicative of our future performance. Our ability to achieve satisfactory financial results from these new services is unproven.

If we fail to successfully identify and respond to constantly changing consumer preferences, adopt new technologies or adapt our websites and systems to customer requirements or emerging industry standards, our business, prospects and financial results may be materially and adversely affected.

The e-commerce and retail industries as well as the content-provider industry are subject to ever changing trends and consumer preferences. Consequently, we must anticipate emerging consumer trends for customized retail merchandise that will appeal to existing and potential consumers. If our consumers cannot find their desired products on our websites, they may stop visiting our websites, visit less often or stop purchasing products on our websites or seek out our competitors’ websites. If we do not anticipate, identify and respond effectively to consumer preferences and changes in consumer trends at an early stage, we may not be able to generate the desired level of sales. Likewise, we must anticipate and capitalize on trends in user-generated content and popular culture that will continue to drive consumer interest in our websites.

The Internet and the online content and retail industries are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites and systems. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective business partners and consumers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may be unable to use new technologies or systems to effectively adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.

Because our sales and revenues rely on consumer spending of discretionary income, continued recessionary conditions in the United States and world economies may materially and adversely affect our financial results.

As the majority of our revenues are generated from sales through our consumer e-commerce websites, our sales are driven by discretionary consumer spending habits and preferences. Historically, consumer purchasing declines during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. While not always directly related to actual consumer behavior, macro-economic conditions like stock market volatility, high levels of unemployment, increased fuel or commodity prices and transportation costs, and conditions in the commercial consumer lending and housing markets among other factors fuel uncertainty over future macro-economic conditions and prospects of a prolonged recessionary spending climate. Further deterioration of economic conditions in the near term or long term, or the perception that such deterioration might occur, could reduce demand for our products. As a result our revenues could decline and our results be materially and adversely affected by such trends. Our ability to anticipate, identify and respond quickly to consumer spending pressures and prevailing economic conditions will be challenged if such economic uncertainties continue for prolonged periods or during peak periods for our sales that historically have occurred in our fiscal fourth quarter.

Competitive pricing pressures, particularly with respect to pricing and shipping, may harm our business and results of operations.

Demand for our products and services are sensitive to price, especially in times of recession, slow economic growth and consumer conservatism. Many external factors, including our production and personnel costs, the cost of raw materials, particularly the price of cotton, consumer sentiment and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our consumers’ price expectations, we could lose customers, which would harm our business and results of operations.

Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenues and net income. We frequently make changes to our pricing structure in order to remain competitive but that may result in lower profit margins. Most of our products are also offered by our competitors. If in the future, due to competitor activities or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume or decrease in cost of goods sold, it would negatively impact our revenues and could adversely affect our gross margins and overall profitability.

We generate a portion of our revenues from the fees we collect from shipping our products. We frequently offer discounted or free shipping, with minimum purchase requirements during promotional periods to attract and retain customers. In addition, we occasionally offer free or discounted products and services to attract and retain customers. In the future, if we increase these offers to respond to actions taken by our competitors, our results of operations may be harmed.

We face intense competition and if we do not compete successfully against existing and new competitors, we may lose market share and customers.

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc. and eBay Inc.;

•	physical and catalog retailers of personalized merchandise;

•

online providers of unique goods such as Etsy, Inc., as well as various other private companies offering customized products such as CustomInk, LLC, Spreadshirt, Inc., Threadless.com or Zazzle Inc.; and

•	online providers allowing users to customize goods in specific vertical markets, such as Vistaprint N.V. for small businesses and Shutterfly, Inc. for photographic products.

We may also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers. If more companies move into the customized products space, we will face more direct and intense competition. Furthermore, to the extent that other companies are able to replicate our processes or that advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.

Some of our current and potential competitors have significantly greater financial, marketing and other resources than us, including significant brand recognition, sales volume and customer bases. In addition, other online retailers may be acquired by, receive investment from or enter into strategic relationships with well-established and well-financed companies or investors which would help enhance their competitive positions. Some of our competitors may be able to secure goods and raw materials from suppliers on more favorable terms, devote greater resources to marketing activities and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and system development than us. Increased competition may reduce our operating margins, market share and brand recognition, or force us to incur losses. We may not be able to compete successfully against current and future competitors. Competitive pressures may harm our business, prospects, financial condition and results of operations.

The proper functioning of our websites is essential to our business and any failure to maintain the satisfactory performance, security and integrity of our websites will materially and adversely affect our business, reputation, financial condition and results of operations.

The satisfactory performance, reliability and availability of our websites, our sophisticated marketing activities, our transaction-processing systems and our network infrastructure are critical to our success. Our revenues depend on the number of visitors who shop on our websites and the volume of orders we fulfill. Any system delays, interruptions or disruptions to our servers caused by telecommunications failures, computer viruses, physical break-ins, domain attacks, hacking or other attempts to harm our systems or servers that result in the unavailability or slowdown of our websites, loss of data or reduced order fulfillment performance would reduce the volume of products sold and the attractiveness of product offerings on our websites. We may also experience interruptions caused by reasons beyond our control. For example, in the fourth quarter of 2006, our servers experienced a denial of service attack, which disrupted access to our websites for several days during the holiday buying season. These unexpected interruptions may occur in the future, and future occurrences could damage our reputation and harm our revenues and results of operations.

We use internally developed systems for all aspects of transaction processing, including order management, content review and purchasing and inventory management. We rely on third-party providers for debit card and credit card processing services, other payment services and shipping. We periodically upgrade and expand our systems, and in the future, we intend to further upgrade and expand our systems and to integrate newly developed or purchased software with our existing systems to support increased transaction volume. Any inability to add additional software and hardware or to develop and upgrade our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic on our websites or increased sales volume through our transaction-processing systems may cause unanticipated system disruptions, slower response time, degradation in levels of customer service and impaired quality and speed of order fulfillment, which would cause our business, reputation, financial condition and results of operations to suffer.

If our production and fulfillment operations are interrupted for any significant period of time or either facility where our computer and communications hardware is located fails, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive, produce and fulfill orders and to promptly and securely deliver our products to our customers, which in turn depends in part on the efficient and uninterrupted operation of our computer and communications systems. A significant portion of our production, inventory management, packaging, labeling and shipping processes are performed in a single production and fulfillment center located in Louisville, Kentucky and substantially all of the computer hardware necessary to operate our websites is located at one third-party hosting facility in Las Vegas, Nevada. These facilities are susceptible to damage or interruption from human error, fire, flood, ice storms, power loss, insufficient power availability, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. Louisville, Kentucky is particularly susceptible to flooding and extreme weather patterns. We maintain offices and operations in Northern California, an area where the risk of an earthquake is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenues and result in significant expenses to repair or replace the facility. Our business interruption insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake, which is not covered under our current policy. Any interruptions in our production, fulfillment center or systems operations, particularly if for any significant period of time, could damage our reputation and brands and substantially harm our business and results of operations.

Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers as a result.

We rely upon third-party carriers such as United Parcel Service, Inc., or UPS, in the United States for timely delivery of our merchandise shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. We do not have a long-term agreement with any other third-party carriers, and we cannot be sure that our relationship with UPS will continue on terms favorable to us, if at all. If our relationship with UPS is terminated or impaired or if UPS is unable to deliver merchandise for us, we would be required to use alternative carriers for the shipment of products to our buyers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

•	reduced visibility of order status and package tracking;

•	delays in merchandise receipt and delivery;

•	increased cost of shipment; and

•	reduced shipment quality, which may result in damaged merchandise.

Any failure to receive merchandise at our distribution centers or deliver products to our buyers in a timely and accurate manner could lead to client dissatisfaction and cause us to lose sellers and buyers.

Many of our suppliers are located in regions that are subject to weather instability, earthquakes and other natural disasters.

The facilities of our third-party suppliers are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. For example, the majority of our suppliers are located in the United States and China in areas with above-average catastrophic weather instability and seismic activity and which are subject to typhoons, tsunamis and other storms. Additionally, since a significant portion of our revenues are attributed to cotton apparel and because we do not currently engage in any cotton or other commodity-related hedging activities, we are particularly susceptible to issues affecting the cotton growing and production industry. Any catastrophic loss to any of these facilities or disruptions in the production of cotton would likely disrupt our operations, delay production, shipments and revenues and result in significant expenses to repair or replace the facility or to purchase critical inventory for creation of our products.

If we become subject to liability for content that we print and distribute through our service, our results of operations would be adversely affected.

As a service provider that prints content, we face allegations related to, and potential liability for, negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we display and the goods created from user-generated uploads to our service. We also may face allegations related to, or potential liability for, content uploaded from our users in connection with claims of defamation, racism, hate speech, obscenity or pornography that may be embodied in user expression. As globally available websites, we also receive inquiries about content that may be illegal or insensitive to cultural norms not only in the United States but worldwide, and those sensitivities may differ widely. For example, content related to glorification of the current North Korean regime, while offensive to many, is not illegal in the United States. In South Korea, distribution of such speech is considered illegal and we therefore are subject to geographic-specific blocks on content on our websites. We are also exposed to risks associated with varying defamation laws in other jurisdictions in foreign countries, including heightened risk of secondary liability on defamation suits in the United Kingdom, despite our status as an e-commerce service provider and not a publisher. Further, we maintain relationships with law enforcement agencies to manage issues related to child pornography or other illegal uses of our service.

As a distributor of content, we also face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. A number of our entertainment, publishing and corporate content providers impose limitations and conditions on our use of their licensed content, and our failure to implement and abide by these terms could result in our loss of these licenses, damages to our reputation and potential liability for breach of contract and copyright or trademark infringement. We also may face potential liability for content uploaded from our users in connection with our community-related content or political commentary.

We maintain strict content usage policies that are frequently evaluated and updated and we maintain processes that review uploaded content for compliance with our terms. We maintain a content review process that includes evaluation and take-down of uploaded content on our site that fails to meet our policies. Nevertheless, we receive significant volumes of cease and desist demands on a regular basis with respect to claims of intellectual property infringement and infringement of the rights of third parties, such as rights of privacy and publicity, and expect this may grow with the volume of content made available through our service. Notwithstanding our efforts, these measures may not be effective in removing violative content nor sufficient to shield us from potential liability.

Our agreements with our content providers likewise contain indemnification clauses acknowledging that the user uploading content owns copyrights and trademarks in the work, is authorized to do so and to create products through our service. However, many of our content providers may lack the financial ability to fully indemnify us against any material liabilities or we may choose not to pursue such indemnification claims if we think that doing so may deter others from offering non-violative content on our services.

We maintain an intellectual property rights policy and dispute process, and we strive to promptly respond to all claims of infringement and to expeditiously remove infringing content from our websites where we believe valid claims may exist, as well as to comply with any applicable legal or contractual requirements. These processes require significant legal and operational resources and, given the volume of uploaded images to our websites, are challenging to implement. If our processes prove ineffective or we are unable to effectively scale these processes with the growth of our business, we may face significant liability and our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. There can be no assurance that we are adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

Failure to protect confidential information of our customers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation and brands and substantially harm our business and results of operations.

A significant challenge to e-commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. Currently, most of our product orders and payments for products we offer are made through our websites. A majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their email address. In addition, some online payments for our products are settled through third-party online payment services. In such transactions, maintaining complete security for the transmission of confidential information on our websites, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintain consumer confidence. We have limited influence over the security measures of third-party online payment service providers. In addition, we hold certain private information about our customers, such as their names, addresses, phone numbers and browsing and purchasing records.

We rely on encryption and authentication technology licensed from third parties to -effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our websites. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

Significant capital and other resources may be required to protect against security breaches or to alleviate problems caused by such breaches. The methods used by hackers and others engaged in online criminal activity are increasingly sophisticated and constantly evolving. Even if we are successful in adapting to and preventing new security breaches, any perception by the public that e-commerce and other online transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of e-commerce and other online services generally, which in turn may reduce the number of orders we receive. Any failure, or perception of failure, to protect the confidential information of our customers or our network could damage our reputation and harm our business.

Any failure or perceived failure by us to comply with our privacy policies or privacy-related obligations to customers, sellers or other third parties may result in Federal or state governmental enforcement actions, litigation, or negative public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We accept payment by a variety of methods and a substantial majority of our net revenues is derived from credit card sales. This in turn exposes us to increased risks of dependence on third-party payment processing service providers as well as risks associated with higher transaction fees and compliance matters.

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and other payment services. To date, the substantial majority of our net revenues have been derived from credit card sales. As a result, we believe our business is vulnerable to any disruption in our customer payment processing capabilities. In most geographic regions, we rely on one or two third-party companies to provide payment processing services, including the processing of credit cards, debit cards and other payment services. If any of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers. We may not be able to do so on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming, either of which scenarios could disrupt our business. Additionally, as we typically experience increased activity from November through December each year due to increased retail activity during the holiday season, any disruption in our ability to process customer payments in the fourth quarter could have a significant and disproportionate negative impact on our business.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins or require that we charge our customers more for our products. We are also subject to payment card association and similar operating rules and requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be materially adversely affected.

If we fail to manage our relationships with our suppliers, our business and prospects may suffer.

To address customer demand for a wider range of customizable products, we intend to continue to expand our merchandise selection. This in turn increases our reliance on suppliers of such merchandise. Additionally, our business and reputation depend in large part on our ability to process and ship orders quickly, including during unanticipated or seasonal periods of increased demand. As a result, we believe the successful management of our supplier relationships is a key aspect of our business and our ability to compete. We source our products from domestic and foreign manufacturers and distributors. Maintaining good relationships with suppliers that compete with each other can be difficult. For example, suppliers of similar products may compete for more prominent placement on our websites. Our current suppliers may not continue to sell merchandise to us on terms acceptable to us, and we may be unable to establish new or extend current supplier relationships to ensure a steady supply of blank inventory in a timely and cost-efficient manner. If we are unable to develop and maintain good relationships with suppliers, it may inhibit our ability to offer products demanded by our customers or to offer them in sufficient quantities and at prices acceptable to them. In addition, if our suppliers cease to provide us with favorable pricing or payment terms or return policies, our working capital requirements may increase and our operations may be materially and adversely affected. In addition, we subcontract certain activities to third-party vendors. Any deterioration in our supplier or subcontractor relationships, or a failure to resolve disputes with, or complaints from, our suppliers in a timely manner, could materially and adversely affect our business, prospects and results of operations.

We may suffer losses if we are unable to efficiently manage our inventory risks.

We must anticipate the popularity of products and purchase blank inventory and secure sufficient supplies before customizing and selling them to our customers. If we fail to adequately predict demand and experience an unexpected peak in production, our production times will suffer, which may result in damage to our reputation and business. For example, if we do not have an adequate supply of ink due to periods of unexpected peak demand, our ability to print and deliver products may be delayed. Conversely, any over purchase of ink or other supplies exposes us to risks of obsolete or excess inventory. Under some of our current supply agreements, we enjoy flexible policies for returning the unsold items to our suppliers. In order to secure more favorable business terms, we have entered into and plan to continue to enter into purchase arrangements with our suppliers with more restrictive return policies or with commitments to purchase larger quantities of inventory or supplies. For example, some of our contracts with suppliers contain restrictions on our ability to return products, such as caps on the amount of products that can be returned, and we may lose preferential pricing terms for such products if we exceed these caps, which could materially affect our profit margins. If we are unable to correctly predict demand for the products that we are committed to purchase, we will be responsible for covering the cost of the products that we are unable to sell, and our financial condition and results of operations may suffer.

We largely depend on overseas suppliers for blank inventory and if we do not appropriately manage the risks related to product safety and quality, we may face risk regulatory actions or recalls and our operating results will be harmed.

Like most retailers, manufacturers in China are the source of much of the blank inventory we utilize in the creation of customized products for sale on our websites, whether sourced from vendors directly by our supply managers or purchased through our business partners. Regulatory oversight of manufacturing in China is not subject to the same standards of product safety or supply chain scrutiny as may be expected in the United States. One or more of our vendors might not adhere to our quality or legal standards, and we might not identify the deficiency before merchandise ships to our customers. New legislation in California called the Transparency in Supply Chains Act of 2010 requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General.

In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. We rely on indemnities from our business partners with respect to the branded goods we customize and that protection may or may not be enough to shield us from liability for quality deficiencies. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a later recall, which could damage our reputation and brands and harm our business. While we have never been subject to a product recall, there can be no guarantee that we will not face one in the future. Recently enacted legislation has given the United States Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies like ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our brands’ images.

Increased product returns and the failure to accurately predict product returns could substantially harm our business and results of operations.

We generally offer our customers an unconditional 30-day return policy which allows our customers to return most products for a full refund if they are not satisfied for any reason. We make allowances for product returns and chargebacks in our financial statements based on historical return rates and current economic conditions. Actual merchandise returns are difficult to predict and may differ from our allowances. Any significant increase in merchandise returns or chargebacks above our allowances would substantially harm our business and results of operations.

Our business would be adversely affected by the departure of existing members of our senior management team and other key personnel.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Bob Marino, our Chief Executive Officer, and Monica N. Johnson, our Chief Financial Officer, as well as other key personnel. In addition, we have not entered into long-term employment agreements or non-compete agreements with some members of our senior management team. Our employees can terminate their employment with us upon little or no notice. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. In addition, we recently added several members to our senior management team. Integrating them into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and prove unsuccessful.

If we are unable to attract, train and retain qualified personnel with relevant industry and operational expertise, we may be unable to effectively execute our business plan or maintain or, in the future, expand our operations, which in turn would harm our business.

Our operations depend heavily on skilled personnel trained in our proprietary printing and production techniques and personnel knowledgeable about the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e-commerce and printing industries, is vital to our success. There is substantial competition for qualified personnel and we cannot assure you that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified personnel, our business may suffer.

We may pursue acquisition opportunities as part of our growth strategy and may not realize the anticipated benefits of any such acquisitions, which in turn could harm our business and operating results.

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008 and Canvas On Demand, LLC in 2010 and in October 2011, we acquired L&S Retail Ventures, Inc. Additionally, in April 2012, we acquired substantially all of the assets of Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations. We may be unable to successfully integrate this business or to realize the anticipated benefits of the acquisition. Future acquisitions and the successful integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the potential loss of key employees, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to make up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased costs and delay.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of March 31, 2012, we had three issued patents, 10 patents pending in the United States and one pending in foreign jurisdictions, which relate to our unique e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have on occasion disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

We also rely upon certain unpatented proprietary manufacturing expertise and modeling methods and designs, licensed third-party technologies, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we enter into confidentiality and invention assignment agreements with our employees and third parties to protect our intellectual property, certain confidentiality and invention assignment agreements may be limited in duration or deemed by a court to be unenforceable. Moreover, these confidentiality and invention assignment agreements could be breached, potentially in a way that we could not immediately detect, and thus may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets and proprietary manufacturing expertise, methods of system design, other methods and materials could have a material adverse effect on our business. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries where we operate we have not applied for patent, trademark or copyright protection.

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could harm our business, financial condition or operating results. Policing unauthorized use of proprietary technology can be difficult and expensive and potentially subjects our intellectual property rights to validity and enforceability challenges. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

We may face infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or prohibit us from conducting our business.

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our website services until resolution of such litigation.

We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements afforded to “emerging growth companies,” including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We will be subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, as a result of becoming a public company and our management has limited experience managing a public company.

We have limited experience as a public company and will incur significant legal, accounting and other expenses particularly after we cease to be an “emerging growth company” that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While the newly implemented JOBS Act will provide us with more time to achieve full compliance, the regulations surrounding Section 404 of the Sarbanes-Oxley Act will require us to incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some corporate activities more time-consuming and costly than private company compliance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we are unable to successfully improve internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We are in the process of adopting and implementing several measures to improve our internal controls. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. In 2011, we determined that we had a significant deficiency in our internal control over financial reporting related to the recognition of revenue for our recently acquired Canvas on Demand business. This significant deficiency resulted from the integration of the billing processes of Canvas on Demand. While the amounts of revenue involved were not material and we believe we have remediated the deficiency, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

If we fail to detect weaknesses or errors in our internal controls, the trading price of our common stock may be adversely impact as well as our ability to attract new and continued investors.

Since we are an “emerging growth company,” as defined by the JOBS Act of 2012 and for as long as we maintain such status, we are not required at this time to include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The absence of such report could impair our ability to detect weaknesses or errors in our financial reporting. If we fail to maintain effective and appropriate internal controls over financial reporting processes or modify them as necessary to maintain such controls, investors could lose confidence in the accuracy and completeness of our financial reports. If the reliability of our internal control over financial reporting is in question, the price of our common stock may decline or be otherwise adversely affected. Such doubts about the efficacy of internal controls could also impair our ability to attract new investors and may adversely affect our ability to continue our growth and meet our forecasts.

Risks related to our industry

Uncertainties regarding the growth and sustained profitability of business-to-consumer e-commerce could adversely affect our revenues and business prospects and the trading price of our common stock.

The long term viability and prospects of e-commerce remain relatively uncertain. Our future operating results will depend on numerous factors, including:

•	the growth of personal computer, Internet and broadband usage and penetration, and the rate of any such growth;

•	the trust and confidence level of consumers in online shopping, as well as changes in consumer demographics and consumers’ tastes and preferences;

•	concerns about buying customized and personalized products without face-to-face interaction with sales personnel;

•	our ability to provide high-quality customization capabilities;

•	the selection, price and popularity of products that we and our competitors offer on websites;

•	whether alternative retail channels or business models that better address the needs of consumers emerge;

•	the development of fulfillment, payment and other ancillary services associated with online purchases; and

•	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

A decline in the popularity of shopping on the Internet in general, interest in customized goods as a retail trend or any failure by us to adapt our websites and improve the online shopping experience of our customers in response to consumer requirements and tastes, will harm our revenues and business prospects.

As a provider of customized consumer products, our growth and profitability depends, among other things, on the level of consumer confidence and spending in the United States and globally.

Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending both in the United States and globally. The retail industry, in particular, is very sensitive to broad economic changes, and retail purchases tend to decline during recessionary periods. A substantial portion of our revenues are derived from retail sales in the United States, where sales are dependent on the availability of discretionary income. Additionally, as a provider of customized consumer products that represent discretionary purchases by consumers, we believe we are particularly vulnerable to fluctuations and trends in consumer confidence and spending as consumers are less likely to purchase customized goods during periods of economic uncertainty. For example, in 2009, our net revenues declined by $16.9 million and increased by $24.4 million in 2010. We believe that our lower net revenues in 2009 relative to 2010 was due to several factors, including, in part, to fluctuations in consumer confidence and spending during these periods which, in turn, were impacted by, among other things, the economic recession and subsequent recovery or consumers’ perception of a recovery. Many factors outside of our control, including interest rates, volatility of the world’s stock markets, inflation and deflation, tax rates and other government policies and unemployment rates can adversely affect consumer confidence and spending. The domestic and international political environments, including military conflicts and political turmoil or social instability, may also adversely affect consumer confidence and reduce spending, which could in turn materially and adversely affect our growth and profitability.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.

We plan to continue to target customers in countries outside the United States. We maintain websites localized to the United Kingdom, Australia and Canada and have recently launched our first localized language website in Germany. Additionally, we have operations in the Czech Republic. In connection with our international presence we are subject to a variety of risks including:

•	the need to develop new production, supplier and customer relationships;

•	difficulties in enforcing contracts, collecting accounts receivables and longer payment cycles;

•

regulatory, political or contractual limitations on our ability to operate and sell in certain foreign markets, including trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses;

•	varying data privacy and security laws and regulations in other countries;

•	challenges of international delivery and customs requirements;

•	varying product safety requirements and content restrictions in other countries;

•	difficulties of language translations, increased travel, infrastructure and legal compliance and enforcement costs associated with international locations;

•	currency translation and transaction risk, which may negatively affect our revenues, cost of net revenues and gross margins, and could result in exchange losses;

•	difficulty with staffing and managing widespread international operations;

•	reduced protection for intellectual property rights in some countries;

•	the need to defend against intellectual property infringement claims against us in unfamiliar foreign legal regimes and to comply with unfamiliar foreign regulatory schemes and laws;

•	lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage as well as broadband connections on which our content-rich services depend;

•	heightened exposure to political instability, war and terrorism; and

•	changes in the general economic and political conditions.

As we continue to expand our business globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with our international presence. Our failure to manage any of these risks successfully could harm our international reputation and reduce our international sales, adversely affecting our business, operating results and financial condition.

If use of the Internet, particularly with respect to e-commerce, does not continue to increase as we anticipate, our business and results of operations will be harmed.

Our future revenues are substantially dependent upon the continued growth in the use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Failures by some online retailers to meet consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and substantially harm our business and results of operations.

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	attacks on or attempts to hijack our domain or website traffic or similar damage to our domains or servers;

•	possible disruptions, computer viruses, spyware, phishing, attacks or other damage to the Internet servers, service providers, network carriers and Internet companies or to users’ computers; and

•	excessive governmental regulation and taxation.

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on contextually rich websites that require the transmission of substantial secure data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high speed Internet connectivity technologies.

If we do not properly account for our unredeemed gift certificates, gift cards, merchandise credits and flash deal promotions through group-buying websites, our operating results will be harmed.

We account for unredeemed gift cards, gift certificates, and flash deal promotions through group-buying websites and merchandise credits based on historical redemption data. In the event that our historical redemption patterns change in the future, our estimates for redemption would change, which would affect our financial position or operating results. Further, in the event that a state or states were to require that the unredeemed amounts be escheated to such state or states, our business and operating results would be harmed.

We also participate in flash deal promotions through group-buying websites such as Groupon. Due to the emerging development of this business model, the terms and conditions of these programs continue to evolve and the accounting, taxation, legal and other potential regulatory implications of these sales activities have yet to be fully settled. Based on the terms of the agreements that we have entered into to date, and based on our judgmental evaluation of the criteria in the authoritative accounting guidance, we have concluded that we are the primary obligor in these transactions and have recorded revenues on a gross basis and the fees retained by the group-buying website as sales and marketing expense. We will continue to evaluate changes in the terms and conditions of these programs, or changes in accounting guidance in determining our accounting for these programs. There can be no guarantee that the legal, accounting and customer service approaches we have taken to these programs will be appropriate in the future. Changes in the terms and conditions of these programs or our evaluation of our performance obligations and associated tax, escheatment and other obligations associated with these programs could have a material adverse effect on our business, operating results or financial position or otherwise harm our business.

Taxation risks could subject us to liability for past sales and cause our future sales to decrease.

United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. In addition, Congress is considering a bill introduced in July 2011 called the Main Street Fairness Act, which would authorize states to use the Streamlined Sales and Use Tax Agreement to require remote retailers to collect and remit sales taxes in those states. Other bills were introduced thereafter, including The Marketplace Equity Act and The Marketplace Fairness Act, which covered similar subject matters. The U.S. Judiciary Committee held hearings on Internet sales taxation proposals in November 2011, and certain legislation was referred to the Senate Finance Committee, but the Committee has not yet reported to Congress. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business as it grows.

We also pay royalties to our designers where they upload content and license to us for the creation of online storefronts operated by us. We believe it is our content owners’ obligation to pay taxes on their royalty income and we issue appropriate tax forms disclaiming the withholding on taxes on such royalty income to them but there is no guarantee that such procedures will be appropriate to disclaim taxable nexus in every state and foreign country in the future.

We comply with tax liability obligations, including value added tax and provincial sales tax, in foreign jurisdictions as applicable but additional foreign countries may seek to impose sales or other tax collection obligations on us and as our international sales grow and we expand localized language sites our exposure to liability likewise grows.

A successful assertion of taxable nexus with respect to any of our sales, affiliate marketing or user royalty payment activity by one or more states or foreign countries that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers or competitors, negatively impact our financial position or otherwise harm our business.

Risks related to our common stock

As our common stock has only recently become publicly traded, we expect the price of our common stock to fluctuate substantially.

Prior to our initial public offering, there had not been a public market for our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock will be affected by a number of factors, including:

•	actual or anticipated fluctuations, including seasonal variations, in our financial condition and operating results;

•	changes in the economic performance or market valuations of other e-commerce companies or companies perceived by investors to be comparable to us;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	lack of coverage of us by industry or securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenues or earnings guidance that is higher or lower than expected;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	fluctuations in the supply and prices of materials used in our products, such as cotton;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	general economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. As an e-commerce company, we believe our stock price may be particularly susceptible to volatility as the stock prices of technology and e-commerce companies have often been subject to wide fluctuations. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of the completion of our initial public offering on April 3, 2012, we had 16,978,700 shares of common stock outstanding. Of such shares of common stock outstanding, 12,238,551 shares will be eligible for sale at various times beginning upon the expiration of lock-up agreements that expire 180 days after the date of our initial public offering unless otherwise extended or waived and subject to vesting requirements and the requirements of Rule 144 or Rule 701, and 269,449 shares will be eligible for sale at various times after our initial public offering, subject to vesting requirements and the requirements of Rule 144 or Rule 701.

Our directors, executive officers and holders of substantially all of our outstanding common stock (on a fully-diluted basis as of December 31, 2011) agreed with limited exceptions that they will not sell any shares of common stock owned by them without the prior written consent of J.P. Morgan Securities LLC and Jefferies & Company, Inc., representatives on behalf of the underwriters, for a period of 180 days from the date of our initial public offering. In addition, Fred E. Durham III and Maheesh Jain, two of our greater than 5% stockholders, agreed to the same restrictions described above for a period of 360 days from the date of our initial public offering with respect to 1,312,718 and 1,157,508 shares held beneficially by them as of December 31, 2011, respectively, and for a period of 630 days from the date of the initial public offering with respect to 850,336 and 748,794 shares held beneficially by them as of December 31, 2011, respectively. However, subject to certain exceptions, in the event that either:

•	during the last 17 days of the restricted period, we issue an earnings release or material news or a material event relating to us occurs, or

•	prior to the expiration of the restricted period, we announce that we will release earnings results during the 16-day period beginning on the last day of the 180-day restricted period.

In either case the expiration of the restricted period will be extended until the expiration of the 18-day period beginning on the date of the issuance of an earnings release or the occurrence of the material news or event, as applicable, unless J.P. Morgan Securities LLC and Jefferies & Company, Inc. waive, in writing, such an extension. At any time and without public notice, J.P. Morgan Securities LLC and Jefferies & Company, Inc. may in their sole discretion release some or all of the securities from these lock-up agreements prior to the expiration of the lock-up period. As resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. In addition, the holders of 5,418,474 shares of common stock will be entitled to contractual rights by which they may require us to register those shares under the Securities Act. All of these shares are subject to a lock-up period for 180 days. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration statement. We have also filed a registration statement on Form S-8 under the Securities Act to register approximately 3.7 million shares under our 1999 Stock Plan, 2004 Stock Plan and 2012 Stock Incentive Plan, as well as 250,000 shares reserved for issuance under our Employee Stock Purchase Plan.

Our insiders who are significant stockholders may control the election of our board of directors and may have interests that conflict with those of other stockholders.

Our directors, executive officers and holders of 5% of more of our capital stock, together with their affiliates, beneficially owned, in the aggregate, 66% of our outstanding capital stock as of March 31, 2012. As a result, acting together, this group has the ability to exercise significant control over most matters requiring our stockholders’ approval, including the election and removal of directors and significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove our board of directors or management.

Management may apply the net proceeds from our initial public offering to uses that do not increase our market value or improve our operating results.

Our management has considerable discretion in applying the net proceeds from our initial public offering. Until the net proceeds we received are used, they may be placed in investments that do not produce income or that lose value. We may use the net proceeds for purposes that do not result in any increase in our results of operations, which could cause the price of our common stock to decline.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Further, securities analysts may elect not to provide research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that could discourage a takeover.

In addition to the effect that the concentration of ownership by our officers, directors and significant stockholders may have as noted above, our amended and restated certificate of incorporation and our amended and restated bylaws which became effective upon completion of our initial public offering contain provisions that may enable our management to resist a change of control. These provisions may discourage, delay or prevent a change in our ownership or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions as set forth in our amended and restated certificate of incorporation or amended and restated bylaws that became effective upon the completion of our initial public offering include:

•

our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	advance notice is required of stockholders to nominate candidates to serve on our board of directors or to propose matters that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited;

•	special meetings of the stockholders will be permitted to be called only by a majority of our board of directors, the chairman of our board of directors or our chief executive officer;

•	stockholders will not be permitted to cumulate their votes for the election of directors;

•

newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors will be filled only by majority vote of the remaining directors, even though less than a quorum is then in office, or by a sole remaining director;

•	our board of directors is expressly authorized to modify, alter or repeal our amended and restated bylaws; and

•

stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least two-thirds of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In the three months ended March 31, 2012, we issued 1,300 shares of unregistered common stock for an aggregate purchase price of $5,840 upon the exercise of previously granted options. These transactions were effected under Rule 701 of the Securities Act of 1933, or the Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with these transactions.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on March 28, 2012, which registered an aggregate of 5,175,000 shares of our common stock, including 675,000 shares that the underwriters had the option to purchase. On April 3, 2012, 2,500,000 shares of common stock were sold on our behalf and 2,000,000 shares of common stock were sold on behalf of the selling stockholders at an initial public offering price of $19.00 per share, for an aggregate gross offering price of $44,175,000 to us, and $35,340,000 to the selling stockholders. The underwriters of the offering were J.P. Morgan Securities LLC, Jefferies & Company, Inc., Cowen and Company, LLC, Janney Montgomery Scott LLC and Raymond James & Associates, Inc. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $3.3 million in connection with the offering. In addition, we incurred additional costs of approximately $4.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $36.5 million. No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit number	Description

3(i)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Schema Document.

101.CAL(2)	XBRL Calculation Linkbase Document.

101.LAB(2)	XBRL Label Linkbase Document.

101.PRE(2)	XBRL Presentation Linkbase Document.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAFEPRESS INC.
Date: May 15, 2012
	By:	/s/ Bob Marino
Bob Marino

Chief Executive Officer (Principal Executive Officer) and Director

	By:	/s/ Monica N. Johnson
Monica N. Johnson

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Schema Linkbase Document.

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document.

101.LAB(2)	XBRL Taxonomy Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.