Form 10-Q
period 2012-06-30
CAFEPRESS INC.
filed 2012-08-14
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 or the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2012 was 17,077,731 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$53,518	$27,900
Short-term investments	7,656	8,437
Accounts receivable	2,188	2,210
Inventory	5,883	6,726
Deferred tax assets	1,842	1,842
Deferred costs	2,539	2,787
Prepaid expenses and other current assets	5,766	2,631

Total current assets	79,392	52,533

Property and equipment, net	14,513	13,303
Goodwill	17,204	11,076
Intangible assets, net	10,865	6,756
Deferred tax assets	2,874	2,115
Other assets	339	3,199

TOTAL ASSETS	$125,187	$88,982

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$6,112	$10,512
Accrued royalties payable	4,439	6,454
Accrued liabilities	12,596	8,713
Income tax payable	—	1,539
Deferred revenue	5,097	6,870
Capital lease obligation, current	487	472

Total current liabilities	28,731	34,560
Capital lease obligation, non-current	2,454	2,702
Other long-term liabilities	3,545	3,289

TOTAL LIABILITIES	34,730	40,551

Commitments and Contingencies

Convertible preferred stock $0.0001 par value: -0- and 12,345 shares authorized and -0- and 5,535 shares issued and outstanding as of June 30, 2012 and December 31, 2011; liquidation preference of $0 and $17,902 as of June 30, 2012 and December 31, 2011	—	22,811

Stockholders’ Equity :
Preferred stock, $0.0001 par value: 10,000 and -0- shares authorized as of June 30, 2012 and December 31, 2011, respectively; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 and 34,815 shares authorized and 17,072 and 8,944 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2	1
Additional paid-in capital	91,760	26,120
Accumulated deficit	(1,305)	(501)

TOTAL STOCKHOLDERS’ EQUITY	90,457	25,620

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$125,187	$88,982

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net revenues	$47,098	$37,335	$86,979	$69,371
Cost of net revenues	27,536	21,592	50,474	40,349

Gross profit	19,562	15,743	36,505	29,022

Operating expenses:
Sales and marketing	11,776	8,743	21,937	16,646
Technology and development	3,185	3,141	6,149	6,588
General and administrative	4,244	3,448	8,178	6,134
Acquisition-related costs	720	579	1,374	1,090

Total operating expenses	19,925	15,911	37,638	30,458

Loss from operations	(363)	(168)	(1,133)	(1,436)
Interest income	32	16	40	33
Interest expense	(49)	(47)	(100)	(97)

Loss before provision for income taxes	(380)	(199)	(1,193)	(1,500)
Benefit from income taxes	(120)	(70)	(389)	(540)

Net loss	$(260)	$(129)	$(804)	(960)

Net loss per share of common stock:
Basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.11)

Shares used in computing net loss per share of common stock:
Basic and diluted	16,888	8,727	12,916	8,683

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2011	5,535	$22,811	8,943	$1	$26,120	$(501)	$25,620
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	0	0	49	0	204	0	204
Issuance of common stock for acquisition activity	0	0	45	0	830	0	830
Issuance of common stock upon initial public offering	0	0	2,500	0	39,589	0	39,589
Conversion of preferred stock to common stock upon initial public offering	(5,535)	(22,811)	5,535	1	22,810	0	22,811
Stock-based compensation expense	0	0	0	0	2,125	0	2,125
Excess tax benefits from stock-based compensation	0	0	0	0	82	0	82
Net loss	0	0	0	0	0	(804)	(804)

Balance — June 30, 2012	0	$0	17,072	$2	$91,760	$(1,305)	$90,457

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATD STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(804)	$(960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,903	3,003
Amortization of intangible assets	1,631	1,084
Gain on disposal of fixed assets	(86)	(210)
Stock-based compensation	2,073	1,061
Change in fair value of contingent considerations liability	355	—
Deferred income taxes	(759)	279
Tax benefits from stock-based compensation	82	(11)
Excess tax benefits from stock-based compensation	(142)	(155)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	61	469
Inventory	906	(675)
Prepaid expenses and other current assets	(2,476)	(3,691)
Other assets	310	(1,063)
Accounts payable	(5,400)	(4,346)
Accrued royalties payables	(2,015)	(1,944)
Accrued and other liabilities	234	1,715
Income taxes payable	(1,539)	(1,521)
Deferred revenue	(1,999)	5,085

Net cash used in operating activities	(6,665)	(1,880)

Cash Flows from Investing Activities:
Purchase of short-term investments	(5,170)	(6,652)
Proceeds from maturities of short-term investments	5,951	9,784
Purchase of property and equipment	(1,678)	(717)
Capitalization of software and website development costs	(1,565)	(908)
Proceeds from disposal of fixed assets	102	220
Increase in restricted cash	(170)	—
Acquisition of business, net of cash acquired	(7,071)	—

Net cash provided by (used in) investing activities	(9,601)	1,727

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(233)	(223)
Payments for deferred offering costs	—	(72)
Proceeds from exercise of common stock options	204	1,410
Proceeds from sale of common stock in initial public offering, net	41,771	0
Excess tax benefits from stock-based compensation	142	155

Net cash provided by financing activities	41,884	1,270

Net increase in cash and cash equivalents	25,618	1,117

Cash and cash equivalents — beginning of period	27,900	19,276

Cash and cash equivalents — end of period	$53,518	$20,393

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$99	$97
Income taxes paid during the period	2,059	1,785

Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$22,811	$—
Common stock issued for acquisitions	830	—
Accrued purchases of property and equipment Deferred offering costs not yet paid	894 —	75 935

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

Initial Public Offering

On March 28, 2012, the Company’s registration statement on Form S-1 relating to an initial public offering, or IPO, of our common stock was declared effective by the Securities and Exchange Commission. The IPO closed on April 3, 2012 at which time the Company sold 2,500,000 shares of our common stock and received cash proceeds of $44.2 million from this transaction, net of underwriting discounts and commissions. Additionally, the Company incurred offering costs of approximately $4.6 million related to the IPO. An additional 2,000,000 shares of common stock were sold by existing stockholders from whom the Company did not receive any proceeds or incur any costs.

Concurrently, all outstanding shares of convertible preferred stock converted into approximately 5,534,963 shares of common stock with the related carrying value of $22.8 million reclassified to common stock and additional paid-in capital.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year. The balance sheet as of December 31, 2011 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company accounts for flash deal promotions through group-buying websites as gift certificates. Deferred revenue is recorded at the time of the promotion based on the gross fee payable by the end customer as the Company considers it is the primary obligor in the transaction. The Company defers the costs for the direct and incremental sales commission retained by group-buying websites and records the associated expense as a component of sales and marketing expense at the time revenue is recognized. Revenue is recognized on redemption of the offer and delivery of the product to the Company’s customers.

The Company runs internally managed promotions upon redemption of flash deals, in which customers can purchase a voucher redeemable for a specified product at a promotional price. This program is accounted for as gift certificates. Deferred revenue is recorded at the time the voucher is purchased and revenue is recognized on redemption and delivery of the product to the customers.

The Company recognizes gift certificate breakage from flash deal promotions, its internally managed voucher promotions, and gift certificate sales as a component of revenues. The Company monitors historical breakage experience and when sufficient history of redemption exists, we record breakage revenue in proportion to actual gift certificate redemptions. When the Company concludes that insufficient history of redemption and breakage experience exists, breakage revenue is recognized upon expiration of the flash deal promotion or in the period we consider the obligation for future performance related to such breakage to be remote. Changes in customers’ behavior could impact the amounts that are ultimately redeemed and could affect the breakage recognized as a component of revenues.

The Company recognized breakage revenue for flash deal promotions of $1.2 million and $0.4 million and the associated direct sales commission of $0.4 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. This increased operating income by $0.8 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. The Company recognized breakage revenue for flash deal promotions of $2.1 million and $0.8 million and the associated direct sales commission of $0.7 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. This increased operating income by $1.4 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

The Company recognized breakage revenue, and thus increased operating income by the same amount as there are no associated deferred costs, for its internally managed voucher promotions and gift certificate programs of $0.6 million and $0.1 million for each of the three and six month periods ended June 30, 2012 and 2011, respectively.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. The Company adopted this standard in January 2012. Through June 30, 2012, the components of comprehensive income are not significant, individually or in the aggregate and therefore, no comprehensive income information has been presented.

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

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Building	$3,782	$3,782
Office furniture and computer equipment	10,157	9,023
Computer software	1,867	1,753
Internal use software and website development	8,221	6,608
Production equipment	18,423	18,056
Leasehold improvements	2,676	2,569

Total property and equipment	45,126	41,791
Less: accumulated depreciation and amortization	(30,613)	(28,488)

Property and equipment, net	$14,513	$13,303

Accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Acquisition related costs	$5,720	$1,659
Other accrued liabilities	2,732	1,960
Payroll and employee related expense	2,379	2,933
Professional services	669	922
Royalties-minimum guarantee	464	125
Allowance for sales returns and chargebacks	334	455
Accrued advertising	298	303
Accrued offering costs	—	356

Accrued liabilities	$12,596	$8,713

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allowance for sales returns and chargebacks:
Balance, beginning of period	$328	$212	$455	$270
Add: provision	978	757	1,868	1,373
Less: deductions and other adjustments	(972)	(714)	(1,989)	(1,388)

Balance, end of period	$334	$255	$334	$255

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	June 30, 2012
	Fair	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$44,046	$44,046	$0	$0

Total financial assets	$44,046	$44,046	$0	$0

Liabilities:
Acquisition related contingent consideration	$6,928	$0	$0	$6,928

Total financial liabilities	$6,928	$0	$0	$6,928

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

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2012, the Company acquired substantially all of the assets of Logo’d Softwear, Inc, an e-commerce provider of personalized apparel and merchandise for groups and organizations. Under the terms of the purchase agreement for Logo’d Softwear, Inc., in addition to the $8.3 million of initial cash and stock consideration paid to the seller of Logo’d Softwear, Inc, the Company may be required to pay up to an additional $6.4 million in performance-based contingent consideration which is not subject to continued employment by the selling stockholder. The sellers can received up to $2.1 million maximum in cash payments per year payable after the end of Years 1-3 (based on a 12 month period from April 1 through March 31) based on specific revenue and operating income targets for such year. As these performance-based contingent consideration payments are not subject to continued employment by the selling stockholders, the estimated fair value of the performance-based contingent consideration of $3.7 million was included as part of the purchase price allocation. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

The estimated fair value of the performance-based contingent consideration was $6.9 million and $2.9 million as of June 30, 2012 and December 31, 2011, respectively. This contingent liability has been reflected as a current liability of $3.4 million and a non-current liability of $3.5 million as of June 30, 2012. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Fair value — beginning of period	$3,058	$2,921
Fair value of contingent consideration issued during the period	3,652	3,652
Change in fair value	218	355

Fair value — end of period	$6,928	$6,928

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statement of operations.

4. Stockholders’ Equity

Stock Option Activity

The fair value of the Company’s stock-based payment awards was estimated on the grant date using the Black-Scholes option-pricing model. The expected term of options granted is calculated using the simplified method. The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. The expected volatility is based upon the volatility of a group of publicly traded industry peer companies. A dividend yield of zero is applied since the Company has not historically paid dividends and has no intention to pay dividends in the near future.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes stock option activity related to shares of common stock (share numbers in thousands):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding — December 31, 2011	2,559	$11.31	4.69
Additional options authorized	—	—
Granted	846	18.03
Forfeited	(120)	11.77
Exercised	(46)	4.45

Outstanding — June 30, 2012	3,239	$13.14	5.26

Vested and expected to vest — June 30, 2012	2,197		4.42

Vested – June 30, 2012	1,445		3.42

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (in years)	4.7	4.6	4.7	4.6
Risk-free interest rate	0.8%	1.7%	0.8%	1.8%
Expected volatility	60%	58%	61%	58%
Expected dividend rate	0%	0%	0%	0%

Restricted Stock Unit Activity

The Company may grant restricted stock units (RSUs) to its employees under the provisions of the 2012 Equity Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the six months ended June 30, 2012 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2011	—	$—
Granted	3	17.94
Vested	(3)	17.94
Forfeited	—	—

Awarded and unvested at June 30, 2012	—	$—

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$63	$40	$114	$78
Sales and marketing	153	105	308	239
Technology and development	59	51	117	144
General and administrative	968	335	1,534	600

Total stock-based compensation expense	$1,243	$531	$2,073	$1,061

Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. The Company capitalized $29,000 and $18,000 of stock-based compensation relating to software developed for internal use, including website development costs during the three months ended June 30, 2012 and 2011, respectively. The Company capitalized $52,000 and $39,000 of stock-based compensation relating to software developed for internal use, including website development costs during the six months ended June 30, 2012 and 2011, respectively.

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

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(260)	$(129)	$(804)	$(960)

Shares used in computing net loss per share of common stock, basic and diluted	16,888	8,727	12,916	8,683

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.11)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convertible preferred stock	122	5,535	2,828	5,535
Stock options to purchase common stock	3,239	2,442	3,239	2,442

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$42,267	$32,287	$77,619	$59,990
International	4,831	5,048	9,360	9,381

Total	$47,098	$37,335	$86,979	$69,371

All of the Company’s long-lived assets are located in the United States.

7. Acquisition

In April 2012, the Company acquired substantially all of the assets of Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations, in exchange for $7.5 million in cash, 45,060 shares of the Company’s common stock valued at $0.8 million, and cash contingent consideration of up to $8.6 million to be determined based on certain operating metrics. In addition, the principal stockholder was granted 235,242 stock options to purchase shares of the Company’s common stock with vesting based on the achievement of certain performance milestones. The contingent right to future earn-out payments will expire on March 31, 2016.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the terms of the purchase agreement for Logo’d Softwear, Inc., the Company may be required to pay earn-out payments of up to $8.6 million. The sellers can received up to $2.1 million maximum in cash payments per year payable after the end of Years 1-3 (based on a 12 month period from April 1 through March 31) based on specific revenue and operating income targets for such year. There is no employment condition needed to receive these performance-based contingent consideration payments. There is an aggregate maximum performance-based contingent consideration payment of $6.4 million for Years 1-3. As these performance-based contingent consideration payments are not subject to continued employment by the selling stockholders, the estimated fair value of the performance-based contingent consideration of $3.7 million was included as part of the purchase price allocation. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

Included in the maximum $8.6 million of performance-based contingent consideration payments, the agreement includes performance-based compensation of up to $2.1 million in cash, payable after the end of the fourth earn-out period, based on specific revenue and operating income targets. This payment is contingent on the continued employment of the selling stockholder. Accordingly, this payment will be expensed as earned and will be classified as acquisition-related costs.

Additionally, the Company awarded the selling stockholder performance-based stock options with a fair value of $2.1 million based on the Company’s common stock price at the first board of directors meeting following the acquisition date. The options will vest 25% per year over a four-year period and will be subject to revenue growth and operating income performance metrics. In addition to meeting the specified performance measures, continued employment with the Company is required for these options to vest.

In the event employment of the selling stockholder is terminated for a reason other than cause prior to the expiration of the earn-out period, a termination payment equal to $1.1 million of the potential year 4 compensation payment of $2.1 million would accelerate and become due within 180 days. In such a scenario, the year 4 performance metrics would be removed.

The results of operations for Logo’d Softwear, Inc. have been included in the consolidated statement of operations beginning on the acquisition date. Logo’d Softwear, Inc. contributed net revenues of $3.1 million for the period from its acquisition date to June 30, 2012.

As of June 30, 2012, the fair value of the performance-based contingent consideration is $3.7 million, of which $1.8 million is included in accrued liabilities and $1.9 million is included in other long-term liabilities.

The Company allocated the purchase price for Logo’d Softwear, Inc. as follows (in thousands):

Intangible assets:
Business relationships	$1,750
Developed technologies	1,740
Trade name	1,950
Proprietary content	300
Goodwill	6,128
Net other assets (liabilities)	103

Balance, end of period	$11,971

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The identifiable intangible assets have useful lives not exceeding eight years and a weighted average life of 5.9 years and are amortized on a straight-line basis. The fair value of the business relationships was determined using a variation of income approach known as excess earnings method. The fair value of the developed technologies was determined using a cost approach method. The fair value of the acquired trade name was determined using a variation of the income approach known as relief-from-royalty method. The fair value of all of the acquired intangible assets was determined based on the future economic benefit of each asset.

This acquisition added an expanded product portfolio and expertise, as well as a knowledgeable and experienced workforce and infrastructure. These factors contributed to a purchase price resulting in the recognition of goodwill.

The change in the carrying amount of goodwill is as follows:

Carrying Amount
Balance at December 31, 2011	$11,076
Acquisition of business — Logo’d Softwear, Inc.	6,128

Balance at June 30, 2012	$17,204

Related Party Transaction

In connection with the acquisition of Logo’d Softwear, Inc., the Company entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller is currently an employee of the Company, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027 and the Company is obligated to pay a total of $1.6 million in facility rent under the lease agreement. At any time after July 31, 2013, the Company has the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

Pro forma results of acquisition of Logo’d Softwear, Inc.

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2012 and 2011 as if the aforementioned acquisition of Logo’d Softwear, Inc. had occurred as of January 1, 2011. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at January 1, 2011, or of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$47,241	$39,757	$89,736	$73,894

Net loss	$(237)	$(72)	$(517)	$(763)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.09)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenues; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to successfully integrate acquired businesses; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays, with the largest sales volume in the fourth quarter of each calendar year. Our unique offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of this seasonality, our revenues in the first quarter of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future. In addition, political merchandise typically represents one of our largest content categories, which may create a cyclical impact on our volume during key election periods.

In April 2012, we acquired substantially all of the assets of Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations, in exchange for $7.5 million in cash, 45,060 shares of CafePress common stock valued at $0.8 million, and cash contingent consideration of up to $8.6 million to be determined based on certain operating metrics. In addition, the principal stockholder was granted 235,242 stock options to purchase shares of CafePress common stock with vesting based on the achievement of certain performance milestones. The contingent right to future earn-out payments will expire on March 31, 2016. We may be unable to successfully integrate this business or realize the anticipated benefits of the acquisition.

We monitor several key operating metrics including:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Key operating metrics:
Total customers	737,148	629,170	1,377,131	1,144,981
Total number of orders	888,439	742,529	1,727,459	1,407,617
Average order size	$52	$50	$50	$50

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

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to our manufacturing facilities. The cost of materials may vary based on revenues as well as the price we are able to negotiate when purchasing cotton or other such commodities. Shipping fluctuates with volume as well as the method of shipping chosen by the consumer and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is a permanent or a temporary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses comprise fees we pay to our content owners for the use of their content on our products. Certain sales transactions under our Create & Buy program do not incur royalties. For other product sales, royalties vary with volume as well as whether the transaction occurred in a shop or the marketplace. Royalty-based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

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

Acquisition-related costs

Acquisition-related costs include performance-based compensation payments, any changes in the estimated fair value of performance-based contingent consideration payments which were initially recorded in connection with our acquisition of substantially all of the assets of L&S Retail Ventures, Inc. and Logo’d Softwear, Inc., and third-party fees incurred in connection with our acquisition activity.

Earn-out payments of up to $9.0 million in connection with our acquisition of Canvas on Demand are payable in installments through 2014. The amounts payable are contingent upon achievement of performance targets and are subject to maximum amounts of $2.1 million, $2.6 million and $4.3 million in each of the 12-month periods ending September 30, 2011, 2012 and 2013, respectively, and, subject to certain exceptions, the continued employment of the two former owners. In addition, if maximum amounts are not earned in each 12-month period ending September 30, 2012 or 2013 but additional specific performance targets are met in 2013, then final earn-out payments may be payable in 2014, with the total additional amounts payable across the remaining three years not to exceed $6.9 million. Through June 30, 2012, $2.6 million has been paid pursuant to the terms of the agreement.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%
Cost of net revenues	58	58	58	58

Gross profit	42	42	42	42

Operating expenses:
Sales and marketing	25	23	25	24
Technology and development	7	8	7	9
General and administrative	9	9	9	9
Acquisition-related costs	2	2	2	2

Total operating expenses	42	43	43	44

Loss from operations	(1)	—	(1)	(2)
Interest income	—	—	—	—
Interest expense	—	—	—	—

Loss before provision for income taxes	(1)	(1)	(1)	(2)
Benefit from for income taxes	—	—	—	(1)

Net loss	(1)%	—%	(1)%	(1)%

Effective tax rate	31.6%	35.2%	32.6%	36.0%

Comparison of the Three Month Periods Ended June 30, 2012 and 2011

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2012	2011
Net revenues	$47,098	$37,335	$9,763	26%
Cost of net revenues	27,536	21,592	5,944	28

Gross profit	19,562	15,743	3,819	24

Operating expenses:
Sales and marketing	11,776	8,743	3,033	35
Technology and development	3,185	3,141	44	1
General and administrative	4,244	3,448	796	23
Acquisition-related costs	720	579	141	24

Total operating expenses	19,925	15,911	4,014	25

Loss from operations	(363)	(168)	(195)	116
Interest income	32	16	16	100
Interest expense	(49)	(47)	(2)	4

Loss before provision for income taxes	(380)	(199)	(181)	91
Benefit from income taxes	(120)	(70)	(50)	71

Net loss	$(260)	$(129)	$(131)	102%

Net revenues

Net revenues increased $9.8 million, or 26%, in the three months ended June 30, 2012 compared to the same period in 2011. The increase in net revenues is primarily due to an increase in orders, which was attributable to new customer acquisitions and expansion of our merchandise catalog, particularly art, new clubs and groups, and stationery products. New product expansion contributed $8.4 million of the total increase in net revenues. The remaining increase in net revenues was due to an increase in sales for our other products of $1.4 million. These increases were attributable to our increased focus on customer acquisition. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $5.9 million, or 28%, in the three months ended June 30, 2012 compared to the same period in 2011. As a percentage of net revenues, cost of net revenues was 58% in the three months ended June 30, 2012 and in the same period in 2011. Within cost of net revenues, content royalty expense decreased by 1.4 percentage points due to an increase in sales of products with lower royalty rates. This was offset by a collective increase in materials, shipping, labor and fixed overhead costs as a percentage of net revenues by 2.0 percentage points due to promotional pricing and changes in the product mix.

Sales and marketing

Sales and marketing expenses increased $3.0 million, or 35%, in the three months ended June 30, 2012 compared to the same period in 2011. Sales and marketing expenses were 25% of net revenues in the three months ended June 30, 2012 compared to 23% in the same period in 2011. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $2.3 million in customer acquisition costs and $0.1 million in order processing expenses. Customer acquisition costs increased primarily due to increased online acquisition activities, such as keyword searches, display marketing and email marketing, as well as costs related to flash deal promotions. In addition, personnel costs increased $0.4 million due to increased headcount to support the growth in our business and a $0.3 million increase in amortization expense of intangible assets related to our acquisitions of Logo’d Softwear, Inc. and InvitationBox.com.

Technology and development

Technology and development expenses were flat in the three months ended June 30, 2012 compared to the same period in 2011. Technology and development expenses were 7% of net revenues in the three months ended June 30, 2012 compared to 8% in the same period in 2011.

General and administrative

General and administrative expenses increased $0.8 million, or 23%, in the three months ended June 30, 2012 compared to the same period in 2011. General and administrative expenses were 9% of net revenues in the three months ended June 30, 2012 and the same period in 2011. The increase in absolute dollars is primarily due to an increase in personnel-related costs related to higher stock compensation expense and additional employees and contractors to support the growth in our business, and to a lesser extent, costs associated with being a public company.

Acquisition-related costs

Acquisition-related costs were $0.7 million and $0.6 million in the three months ended June 30, 2012, and June 30, 2011, respectively. This expense represents primarily the accrual of performance-based contingent consideration payments related to our acquisitions of Canvas on Demand in September 2010, L&S Retail Ventures, Inc. in October 2011, and Logo’d Softwear, Inc in April 2012.

Benefit from income taxes

The benefit from income taxes was $0.1 million in the three months ended June 30, 2012 and June 30, 2011. Our effective tax rate was 31.6% and 35.2% in the three months ended June 30, 2012, and June 30, 2011, respectively. The effective tax rate was lower in 2012 primarily due to the impact of higher estimated domestic production tax deduction and lower incentive stock option expense in 2012.

Comparison of the Six Month Periods Ended June 30, 2012 and 2011

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except for percentages)	2012	2011
Net revenues	$86,979	$69,371	$17,608	25%
Cost of net revenues	50,474	40,349	10,125	25

Gross profit	36,505	29,022	7,483	26

Operating expenses:
Sales and marketing	21,937	16,646	5,291	32
Technology and development	6,149	6,588	(439)	(7)
General and administrative	8,178	6,134	2,044	33
Acquisition-related costs	1,374	1,090	284	26

Total operating expenses	37,638	30,458	7,180	24

Loss from operations	(1,133)	(1,436)	303	(21)
Interest income	40	33	7	21
Interest expense	(100)	(97)	(3)	3

Loss before provision for income taxes	(1,193)	(1,500)	307	(20)
Benefit from income taxes	(389)	(540)	151	(28)

Net loss	$(804)	$(960)	$156	(16)%

Net revenues

Net revenues increased $17.6 million, or 25%, in the six months ended June 30, 2012 compared to the same period in 2011. The increase in net revenues is primarily due to an increase in orders, which was attributable to new customer acquisitions and expansion of our merchandise catalog, particularly new art, stationery, and clubs and groups products. New product expansion contributed $11.7 million of the total increase in net revenues. The remaining increase in net revenues was due to an increase in sales for our other products of $5.9 million. These increases were attributable to our increased focus on customer acquisition. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $10.1 million, or 25%, in the six months ended June 30, 2012 compared to the same period in 2011. As a percentage of net revenues, cost of net revenues was 58% in the six months ended June 30, 2012 and in the same period in 2011. Within cost of net revenues, content royalty expense decreased by 1.1 percentage points due to an increase in sales of products with lower royalty rates and materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 0.9 percentage points due to changes in the product mix and pricing.

Sales and marketing

Sales and marketing expenses increased $5.3 million, or 32%, in the six months ended June 30, 2012 compared to the same period in 2011. Sales and marketing expenses were 25% of net revenues in the six months ended June 30, 2012 compared to 24% in the same period in 2011. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $4.3 million in customer acquisition costs and $0.3 million in order processing and customer service costs. Customer acquisition costs increased primarily due to increased online acquisition activities, such as keyword searches, display marketing and email marketing, as well as costs related to flash deal promotions. In addition, personnel costs increased $0.4 million due to increased headcount to support the growth in our business and a $0.3 million increase in amortization expense of intangible assets related to our acquisitions of Logo’d Softwear, Inc. and InvitationBox.com.

Technology and development

Technology and development expenses decreased $0.4 million, or 7%, in the six months ended June 30, 2012 compared to the same period in 2011. Technology and development expenses were 7% of net revenues in the six months ended June 30, 2012 compared to 9% in the same period in 2011. The decrease in absolute dollars is primarily due to higher capitalization of website development costs and a lower cost structure after transitioning a portion of our development personnel to Kentucky.

General and administrative

General and administrative expenses increased $2.0 million, or 33%, in the six months ended June 30, 2012 compared to the same period in 2011. General and administrative expenses were 9% of net revenues in the six months ended June 30, 2012 and in the same period in 2011. The increase in absolute dollars is primarily due to an increase in personnel-related costs related to additional employees and contractors to support the growth in our business, and higher professional fees for legal and accounting services associated with becoming a public company.

Acquisition-related costs

Acquisition-related costs were $1.4 million and $1.1 million in the six months ended June 30, 2012, and June 30, 2011, respectively. This expense represents primarily the accrual of performance-based contingent consideration payments related to our acquisitions of Canvas on Demand in September 2010, L&S Retail Ventures, Inc. in October 2011, and Logo’d Softwear, Inc in April 2012.

Benefit from income taxes

The benefit from income taxes was $0.4 million and $0.5 million in the six months ended June 30, 2012, and June 30, 2011, respectively. Our effective tax rate was 32.6% and 36.0% in the six months ended June 30, 2012, and June 30, 2011, respectively. The effective tax rate was lower in 2012 primarily due to the impact of higher estimated domestic production tax deduction and lower incentive stock option expense in 2012.

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

Liquidity and Capital Resources

As of June 30, 2012, we had cash, cash equivalents, and short term investments totaling $61.2 million. In connection with our initial public offering (IPO) that closed on April 3, 2012 we received cash proceeds of $41.8 million, net of underwriters’ discounts and commissions and expenses paid by the company. Prior to the initial public offering, we have funded our operations primarily with cash flows from operations and, to a lesser extent, issuances of convertible preferred stock and debt financing, including capital leases.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results. We anticipate that our current cash and cash equivalent balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash used in operating activities	$(6,665)	$(1,880)
Net cash provided by (used in) investing activities	$(9,601)	$1,727
Net cash provided by (used in) financing activities	$41,884	$1,270

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

In the six months ended June 30, 2012, net cash used in operations was $6.7 million, primarily due to the use of cash of $11.9 million for the net change in operating assets and liabilities, partially offset by non-cash items of $4.5 million for depreciation and amortization, including amortization of intangible assets, and $2.1 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable and accrued royalties payable that we experience in the first half of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to the higher levels of inventory purchased in the preceding fourth quarter. In addition, accrued royalties payable declines as payments associated with royalties earned in the preceding fourth quarter are paid.

In the six months ended June 30, 2011, net cash used in operations was $1.9 million, primarily due to the use of cash of $6.0 million for the net change in operating assets and liabilities, partially offset by non-cash items of $4.1 million for depreciation and amortization, including amortization of intangible assets, and $1.1 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable and accrued royalties payable that we experience in the first quarter of the calendar year.

Cash flows from investing activities

In the six months ended June 30, 2012, net cash used in investing activities was $9.6 million, consisting primarily of net cash paid for the acquisition of Logo’d Softwear of $7.1 million, $1.7 million for capital expenditures related to the purchase of property and equipment and $1.6 million of capitalized software and website development costs. This was partially offset by the net proceeds from the sale of short-term investments of $0.8 million.

In the six months ended June 30, 2011, net cash provided by investing activities was $1.7 million, consisting primarily of net proceeds from the maturities of short-term investments of $3.1 million offset by $0.7 million for capital expenditures related to the purchase of property and equipment and $0.9 million of capitalized software and website development costs.

Cash flows from financing activities

In the six months ended June 30, 2012, net cash provided by financing activities was $41.9 million, primarily due to net proceeds of $41.8 million received for our initial public offering which closed on April 3, 2012.

In the six months ended June 30, 2011, net cash provided by financing activities was $1.3 million, primarily as a result of the receipt of funds from the exercise of stock options and the resulting excess tax benefits, offset by payments on our capital lease obligations.

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

The following shows the trend of Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$47,098	$37,335	$86,979	$69,371

Non-GAAP Adjusted EBITDA	$4,016	$2,961	$6,848	$4,802
% of net revenues	9%	8%	8%	7%

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$(260)	$(129)	$(804)	$(960)
Non-GAAP adjustments:
Interest and other (income) expense	17	31	60	64
Benefit from income taxes	(120)	(70)	(389)	(540)
Depreciation and amortization	1,469	1,477	2,903	3,003
Amortization of intangible assets	947	542	1,631	1,084
Acquisition-related costs	720	579	1,374	1,090
Stock-based compensation	1,243	531	2,073	1,061

Adjusted EBITDA	$4,016	$2,961	$6,848	$4,802

Related Party Transactions

In connection with the acquisition of Logo’d Softwear, Inc., the Company entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller is currently an employee of the Company, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027 and the Company is obligated to pay a total of $1.6 million in facility rent under the lease agreement. At any time after July 31, 2013, the Company has the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. We adopted this standard in January 2012. Through June 30, 2012, the components of comprehensive income are not significant, individually or in the aggregate and therefore, no comprehensive income information has been presented.

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

The Company qualifies as an emerging growth company. As long as the Company remains an emerging growth company, it may take advantage of exemptions from various reporting requirements afforded to emerging growth companies, including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate and foreign currency exchange rate sensitivities.

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $61.2 million and $36.3 million as of June 30, 2012 and December 31, 2011, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as search engine marketing, email, affiliate networks, social media outlets and flash deal promotions through group-buying websites. We pay providers of online services, search engines and other websites and e-commerce businesses to provide content; marketing links, advertising banners and other links that direct customers to our websites. If these providers modify or terminate their relationship with us or increase the price they charge us or if our competitors offer them greater fees for traffic, our expenses could rise and traffic to our websites could decrease, resulting in harm to our operations. We also devote substantial resources to optimizing our websites to increase the likelihood of our products and services appearing in unpaid search engine results; however there can be no assurance that these efforts will be successful. If our products and services receive low placement or do not appear within the listings of search engine results in response to relevant search queries, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. We also promote our products and special offers through emails targeted to potential customers and our site members. However, if our customers deem such emails and other promotions to be intrusive, we could be forced to discontinue or significantly curtail our email marketing activities. We have terminated a number of affiliate marketing partners in states that have imposed sales tax nexus for such marketing activities, and to the extent we shall have to continue to do so, we may be unable to achieve our strategic goals. If we are unable to develop or maintain an effective and cost efficient means of reaching content providers and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

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

The satisfactory performance, reliability and availability of our websites, our sophisticated marketing activities, our transaction- processing systems and our network infrastructure are critical to our success. Our revenues depend on the number of visitors who shop on our websites and the volume of orders we fulfill. Any system delays, interruptions or disruptions to our servers caused by telecommunications failures, computer viruses, physical break-ins, domain attacks, hacking or other attempts to harm our systems or servers that result in the unavailability or slowdown of our websites, loss of data or reduced order fulfillment performance would reduce the volume of products sold and the attractiveness of product offerings on our websites. We may also experience interruptions caused by reasons beyond our control. For example, in the fourth quarter of 2006, our servers experienced a denial of service attack, which disrupted access to our websites for several days during the holiday buying season. These unexpected interruptions may occur in the future, and future occurrences could damage our reputation and harm our revenues and results of operations.

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

We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our websites. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

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

We largely depend on overseas suppliers for blank inventory and if we do not appropriately manage the risks related to product safety and quality, we may face regulatory actions or recalls and our operating results will be harmed.

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of June 30, 2012, we had five issued patents and nine patents pending in the United States, which relate to our unique e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have on occasion disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

If we fail to detect weaknesses or errors in our internal controls, the trading price of our common stock may be adversely impacted as well as our ability to attract new and continued investors.

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

We plan to continue to target customers in countries outside the United States. We maintain websites localized to the United Kingdom, Australia and Canada and have recently launched localized language websites in Germany, Spain and France. Additionally, we have operations in the Czech Republic. In connection with our international presence we are subject to a variety of risks including:

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

For example, from March 29, 2012 through August 1, 2012, our stock price has fluctuated from $19.03 to $8.23, including a significant decrease in late July.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of the completion of our initial public offering on April 3, 2012, we had 16,978,700 shares of common stock outstanding. Of such shares of common stock outstanding, 12,238,551 shares will be eligible for sale upon the expiration of lock-up agreements that expire on various days after the date of our initial public offering unless otherwise extended or waived and subject to vesting requirements and the requirements of Rule 144 or Rule 701, and 269,449 shares will be eligible for sale at various times after our initial public offering, subject to vesting requirements and the requirements of Rule 144 or Rule 701. Such shares become eligible for sale on the specified number of day’s after our initial public offering:

•	8,169,195 shares – 181 days

•	2,470,226 shares – 361 days

•	1,599,130 shares – 631 days

Our directors, executive officers and holders of substantially all of our outstanding common stock (on a fully-diluted basis as of December 31, 2011) agreed with limited exceptions that they will not sell any shares of common stock owned by them without the prior written consent of J.P. Morgan Securities LLC and Jefferies & Company, Inc., representatives on behalf of the underwriters, for a period of 180 days from the date of our initial public offering. In addition, Fred E. Durham III and Maheesh Jain, two of our greater than 5% stockholders, agreed to the same restrictions described above for a period of 360 days from the date of our initial public offering with respect to 1,312,718 and 1,157,508 shares held beneficially by them as of December 31, 2011, respectively, and for a period of 630 days from the date of the initial public offering with respect to 850,336 and 748,794 shares held beneficially by them as of December 31, 2011, respectively. However, subject to certain exceptions, in the event that either:

•	during the last 17 days of the restricted period, we issue an earnings release or material news or a material event relating to us occurs, or

•	prior to the expiration of the restricted period, we announce that we will release earnings results during the 16-day period beginning on the last day of the 180-day restricted period,

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on March 28, 2012, which registered an aggregate of 5,175,000 shares of our common stock, including 675,000 shares that the underwriters had the option to purchase but did not subsequently purchase. On April 3, 2012, 2,500,000 shares of common stock were sold on our behalf and 2,000,000 shares of common stock were sold on behalf of the selling stockholders at an initial public offering price of $19.00 per share, for an aggregate gross offering price of $47,500,000 to us, and $38,000,000 to the selling stockholders. The underwriters of the offering were J.P. Morgan Securities LLC, Jefferies & Company, Inc., Cowen and Company, LLC, Janney Montgomery Scott LLC and Raymond James & Associates, Inc. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $39.6 million. No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit number	Description

3.1(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3.1(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350)

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350)

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Taxonomy Schema Linkbase Document.

101.CAL(4)	XBRL Taxonomy Calculation Linkbase Document.

101.LAB(4)	XBRL Taxonomy Label Linkbase Document.

101.PRE(4)	XBRL Taxonomy Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAFEPRESS INC.
Date: August 14, 2012
	By:	/s/ Bob Marino
Bob Marino

Chief Executive Officer (Principal Executive Officer) and Director

	By:	/s/ Monica N. Johnson
Monica N. Johnson

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.1(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Taxonomy Schema Linkbase Document.

101.CAL(4)	XBRL Taxonomy Calculation Linkbase Document.

101.LAB(4)	XBRL Taxonomy Label Linkbase Document.

101.PRE(4)	XBRL Taxonomy Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.