Form 10-Q
period 2012-09-30
CAFEPRESS INC.
filed 2012-11-14
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2012 was 17,111,345 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$45,507	$27,900
Short-term investments	9,652	8,437
Accounts receivable	3,466	2,210
Inventory	7,591	6,726
Deferred tax assets	1,842	1,842
Deferred costs	3,405	2,787
Prepaid expenses and other current assets	8,302	2,631

Total current assets	79,765	52,533

Property and equipment, net	16,683	13,303
Goodwill	17,204	11,076
Intangible assets, net	10,001	6,756
Deferred tax assets	3,250	2,115
Other assets	314	3,199

TOTAL ASSETS	$127,217	$88,982

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$7,010	$10,512
Accrued royalties payable	4,605	6,454
Accrued liabilities	13,277	8,713
Income tax payable	—	1,539
Deferred revenue	6,717	6,870
Capital lease obligation, current	495	472

Total current liabilities	32,104	34,560
Capital lease obligation, non-current	2,327	2,702
Other long-term liabilities	3,668	3,289

TOTAL LIABILITIES	38,099	40,551

Commitments and Contingencies

Convertible preferred stock $0.0001 par value: -0- and 12,345 shares authorized and -0- and 5,535 shares issued and outstanding as of September 30, 2012 and December 31, 2011; liquidation preference of $0 and $17,902 as of September 30, 2012 and December 31, 2011	—	22,811

Stockholders’ Equity :
Preferred stock, $0.0001 par value: 10,000 and -0- shares authorized as of September 30, 2012 and December 31, 2011, respectively; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 and 34,815 shares authorized and 17,108 and 8,944 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2	1
Additional paid-in capital	92,804	26,120
Accumulated deficit	(3,688)	(501)

TOTAL STOCKHOLDERS’ EQUITY	89,118	25,620

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$127,217	$88,982

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net revenues	$43,558	$36,574	$130,537	$105,945
Cost of net revenues	25,541	20,813	76,015	61,162

Gross profit	18,017	15,761	54,522	44,783

Operating expenses:
Sales and marketing	12,401	9,368	34,338	26,014
Technology and development	3,661	3,043	9,810	9,631
General and administrative	4,003	3,520	12,181	9,654
Acquisition-related costs	1,134	670	2,508	1,760

Total operating expenses	21,199	16,601	58,837	47,059

Loss from operations	(3,182)	(840)	(4,315)	(2,276)
Interest income	18	12	58	45
Interest expense	(46)	(45)	(146)	(142)

Loss before provision for income taxes	(3,210)	(873)	(4,403)	(2,373)
Benefit from income taxes	(827)	(339)	(1,216)	(879)

Net loss	$(2,383)	$(534)	$(3,187)	$(1,494)

Net loss per share of common stock:
Basic and diluted	$(0.14)	$(0.06)	$(0.22)	$(0.17)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,095	8,881	14,319	8,750

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2011	5,535	$22,811	8,943	$1	$26,120	$(501)	$25,620
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	85	—	287	—	287
Issuance of common stock for acquisition activity	—	—	45	—	830	—	830
Issuance of common stock upon initial public offering	—	—	2,500	—	39,589	—	39,589
Conversion of preferred stock to common stock upon initial public offering	(5,535)	(22,811)	5,535	1	22,810	—	22,811
Stock-based compensation expense	—	—	—	—	3,133	—	3,133
Excess tax benefits from stock-based compensation	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(3,187)	(3,187)

Balance — September 30, 2012	—	$—	17,108	$2	$92,804	$(3,688)	$89,118

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATD STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,187)	$(1,494)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,449	4,407
Amortization of intangible assets	2,495	1,620
Loss (gain) on disposal of fixed assets	(86)	(201)
Stock-based compensation	3,062	1,703
Change in fair value of contingent considerations liability	575	—
Deferred income taxes	(1,135)	334
Tax benefits from stock-based compensation	35	243
Excess tax benefits from stock-based compensation	(142)	(434)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,217)	894
Inventory	(802)	(513)
Prepaid expenses and other current assets	(5,864)	(3,879)
Other assets	335	(2,269)
Accounts payable	(3,896)	(1,068)
Accrued royalties payables	(1,849)	(1,809)
Accrued and other liabilities	818	1,546
Income taxes payable	(1,539)	(1,521)
Deferred revenue	(379)	3,816

Net cash provided by (used in) operating activities	(8,327)	1,375

Cash Flows from Investing Activities:
Purchase of short-term investments	(8,656)	(8,391)
Proceeds from maturities of short-term investments	7,441	9,988
Purchase of property and equipment	(5,140)	(3,677)
Capitalization of software and website development costs	(2,420)	(1,420)
Proceeds from disposal of fixed assets	102	235
Increase in restricted cash	(170)	—
Acquisition of business, net of cash acquired	(7,071)	—

Net cash (used in) investing activities	(15,914)	(3,265)

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(352)	(329)
Payments for deferred offering costs	—	(1,533)
Proceeds from exercise of common stock options	287	1,748
Proceeds from sale of common stock in initial public offering, net	41,771	—
Excess tax benefits from stock-based compensation	142	434

Net cash provided by financing activities	41,848	320

Net increase (decrease) in cash and cash equivalents	17,607	(1,570)
Cash and cash equivalents — beginning of period	27,900	19,276

Cash and cash equivalents — end of period	$45,507	$17,706

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$145	$142
Income taxes paid during the period	2,214	2,289
Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$22,811	$—
Common stock issued for acquisitions	830	—
Accrued purchases of property and equipment Deferred offering costs not yet paid	288 —	784 633

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year. The balance sheet as of December 31, 2011 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

The Company recognized breakage revenue for flash deal promotions of $1.6 million and $0.7 million and the associated direct sales commission of $0.6 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively. This increased operating income by $1.0 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively. The Company recognized breakage revenue for flash deal promotions of $3.7 million and $1.6 million and the associated direct sales commission of $1.3 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. This increased operating income by $2.4 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company recognized breakage revenue, and thus increased operating income by the same amount as there are no associated deferred costs, for its internally managed voucher promotions and gift certificate programs of $0.1 million and $0 million for the three months ended September 30, 2012 and 2011 and $0.7 million and $0.1 million for the nine months ended September 20, 2012 and 2011, respectively.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. The Company adopted this standard in January 2012. Through September 30, 2012, the components of comprehensive income are not significant, individually or in the aggregate and therefore, no comprehensive income information has been presented.

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s year ending December 31, 2012. The Company adopted the provisions of this amendment for the goodwill impairment test that was performed in the third quarter of 2012. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Building	$3,782	$3,782
Office furniture and computer equipment	12,773	9,023
Computer software	1,940	1,753
Internal use software and website development	8,931	6,608
Production equipment	18,620	18,056
Leasehold improvements	2,764	2,569

Total property and equipment	48,810	41,791
Less: accumulated depreciation and amortization	(32,127)	(28,488)

Property and equipment, net	$16,683	$13,303

Accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Acquisition related costs	$6,422	$1,659
Other accrued liabilities	2,520	1,960
Payroll and employee related expense	1,977	2,933
Professional services	1,175	922
Accrued advertising	492	303
Allowance for sales returns and chargebacks	350	455
Royalties-minimum guarantee	341	125
Accrued offering costs	—	356

Accrued liabilities	$13,277	$8,713

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for sales returns and chargebacks:
Balance, beginning of period	$334	$255	$455	$270
Add: provision	908	689	2,776	2,062
Less: deductions and other adjustments	(892)	(726)	(2,881)	(2,114)

Balance, end of period	$350	$218	$350	$218

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	September 30, 2012
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$36,314	$36,314	$—	$—

Total financial assets	$36,314	$36,314	$—	$—

Liabilities:
Acquisition related contingent consideration	$7,147	$—	$—	$7,147

Total financial liabilities	$7,147	$—	$—	$7,147

	December 31, 2011
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$7,019	$7,019	$—	$—

Total financial assets	$7,019	$7,019	$—	$—

Liabilities:
Acquisition related contingent consideration	$2,921	$—	$—	$2,921

Total financial liabilities	$2,921	$—	$—	$2,921

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

The estimated fair value of the performance-based contingent consideration was $7.1 million and $2.9 million as of September 30, 2012 and December 31, 2011, respectively. This contingent liability has been reflected as a current liability of $3.6 million and a non-current liability of $3.5 million as of September 30, 2012 and a non-current liability of $2.9 million as of December 31, 2011. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Fair value — beginning of period	$6,928	$2,921
Fair value of contingent consideration issued during the period	—	3,652
Change in fair value	219	574

Fair value — end of period	$7,147	$7,147

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

The following table summarizes stock option activity related to shares of common stock (share numbers in thousands):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding — December 31, 2011	2,559	$11.31	4.69
Granted	910	17.41
Forfeited and cancelled	(256)	14.34
Exercised	(79)	3.66

Outstanding — September 30, 2012	3,134	$13.02	5.03

Vested and expected to vest — September 30, 2012	1,974		4.18

Vested — September 30, 2012	1,494		3.35

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	4.6	4.6	4.7	4.6
Risk-free interest rate	0.6%	1.0%	0.8%	1.7%
Expected volatility	60%	59%	60%	58%
Expected dividend rate	0%	0%	0%	0%

Restricted Stock Unit Activity

The Company may grant restricted stock units (RSUs) to its employees under the provisions of the 2012 Equity Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the nine months ended September 30, 2012 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2011	—	$—
Granted	6	13.11
Vested	(6)	13.11
Forfeited and cancelled	—	—

Awarded and unvested at September 30, 2012	—	$—

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of net revenues	$60	$40	$174	$118
Sales and marketing	115	137	423	376
Technology and development	53	64	170	208
General and administrative	761	401	2,295	1,001

Total stock-based compensation expense	$989	$642	$3,062	$1,703

Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. The Company capitalized $19,000 and $14,000 of stock-based compensation relating to software developed for internal use, including website development costs during the three months ended September 30, 2012 and 2011, respectively. The Company capitalized $71,000 and $53,000 of stock-based compensation relating to software developed for internal use, including website development costs during the nine months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,383)	$(534)	$(3,187)	$(1,494)

Shares used in computing net loss per share of common stock, basic and diluted	17,095	8,881	14,319	8,750

Net loss per share of common stock, basic and diluted	$(0.14)	$(0.06)	$(0.22)	$(0.17)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible preferred stock	—	5,535	1,879	5,535
Stock options to purchase common stock	3,134	2,438	3,134	2,438

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$39,143	$31,633	$116,762	$91,623
International	4,415	4,941	13,775	14,322

Total	$43,558	$36,574	$130,537	$105,945

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

Under the terms of the purchase agreement for Logo’d Softwear, Inc., the Company may be required to pay earn-out payments of up to $8.6 million. The sellers can receive up to $2.1 million maximum in cash payments per year payable after the end of Years 1-3 (based on a 12 month period from April 1 through March 31) based on specific revenue and operating income targets for such year. There is no employment condition needed to receive these performance-based contingent consideration payments. There is an aggregate maximum performance-based contingent consideration payment of $6.4 million for Years 1-3. As these performance-based contingent consideration payments are not subject to continued employment by the selling stockholders, the estimated fair value of the performance-based contingent consideration of $3.7 million was included as part of the purchase price allocation. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

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

The results of operations for Logo’d Softwear, Inc. have been included in the consolidated statement of operations beginning on the acquisition date. Logo’d Softwear, Inc. contributed net revenues of $7.0 million for the period from its acquisition date to September 30, 2012.

As of September 30, 2012, the fair value of the performance-based contingent consideration is $3.8 million, of which $2.0 million is included in accrued liabilities and $1.8 million is included in other long-term liabilities.

The Company allocated the purchase price for Logo’d Softwear, Inc. as follows (in thousands):

Intangible assets:
Business relationships	$1,750
Developed technologies	1,740
Trade name	1,950
Proprietary content	300
Goodwill	6,128
Net other assets (liabilities)	103

Total purchase price	$11,971

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

The change in the carrying amount of goodwill is as follows:

Carrying Amount
Balance at December 31, 2011	$11,076
Acquisition of business — Logo’d Softwear, Inc.	6,128

Balance at September 30, 2012	$17,204

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

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2012 and 2011 as if the aforementioned acquisition of Logo’d Softwear, Inc. had occurred as of January 1, 2011. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at January 1, 2011, or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$43,558	$39,182	$133,294	$113,076

Net loss	$(2,383)	$(314)	$(2,900)	$(987)

Net loss per share:
Basic and diluted	$(0.14)	$(0.04)	$(0.20)	$(0.11)

8. Subsequent Events

In early October 2012, the Company entered into a merger agreement with EZ Prints, Inc., a privately held Delaware corporation (“EZ Prints”). The merger closed on October 25, 2012. EZ Prints is a complete deployable e-commerce platform. At the effective time of the merger, all outstanding shares of capital stock of EZ Prints held by the stockholders of EZ Prints (the “EZP Stockholders ”) were converted into the right to receive an initial closing payment in the aggregate amount of $30,000,000, subject to customary adjustments and other transaction expenses. The Merger Agreement also provides for earn-out consideration whereby the EZP Stockholders have contingent rights to receive up to $10 million based on achievement of certain performance targets for the acquired business over the twelve months following the closing of the Merger. To the extent that such performance targets are achieved, the first $2.7 million will be paid in either CafePress common stock or cash, at the election of the receiving EZP Stockholders, which election was made prior to the closing of the Merger with 6% of EZP Stockholders electing stock and 94% electing cash. Any remainder of the $10 million, if earned, above $2.7 million would be paid out solely in cash. The Merger Agreement provides that the value of each share of common stock to be issued as part of the earn-out consideration will be $9.24. If the performance targets are achieved in full, CafePress will issue approximately 876 shares of CafePress common stock with an aggregate value of $8,100 (based on the value of $9.24 per share) to three former stockholders of EZ Prints. The total amount of shares that may potentially be issued was previously reported by the Company in its Current Report on Form 8-K, dated October 31, 2012 to be approximately 555 shares but has subsequently been confirmed to be approximately 876 shares. Any remaining earn-out consideration will be paid in cash.

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

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenues; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to successfully integrate acquired businesses; our acquisition of EZ Prints including the consideration to be paid; our intention to expand our service offerings; our ability to retain and attract customers; our ability to retain and control the costs of suppliers; our ability to increase content licenses; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In early October 2012, we entered into a Merger Agreement with EZ Prints. The merger closed on October 25, 2012. At the effective time of the merger, all outstanding shares of capital stock of EZ Prints held by the EZP Stockholders were converted into the right to receive an initial closing payment in the aggregate amount of $30.0 million in cash, subject to customary adjustments and other transaction expenses. The Merger Agreement also provides for earn-out consideration whereby the EZP Stockholders have contingent rights to receive up to $10.0 million based on achievement of certain performance targets for the acquired business over the 12 months following the closing of the Merger. To the extent that such performance targets are achieved, the first $2.7 million will be paid in either CafePress common stock or cash, at the election of the receiving EZP Stockholders, which election was made prior to the closing of the Merger with 6% of EZP Stockholders electing stock and 94% electing cash. Any remainder of the $10 million, if earned, above $2.7 million would be paid out solely in cash. The Merger Agreement provides that the value of each share of common stock to be issued as part of the earn-out consideration will be $9.24. Accordingly, if the performance targets are achieved in full, CafePress will issue approximately 876 shares of CafePress common stock with an aggregate value of $8,100 (based on the value of $9.24 per share) to three former stockholders of EZ Prints, and the remaining earn-out consideration will be paid in cash. We may be unable to successfully integrate this business or realize the anticipated benefits of the acquisition.

We monitor several key operating metrics including:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Key operating metrics:
Total customers	679,310	600,013	1,987,019	1,673,059
Total number of orders	830,819	736,562	2,558,278	2,144,179
Average order size	$54	$50	$51	$50

Total customers

Total customers represent the number of transacting customers in a given period based on shipment date. We track the total number of customers by unique member number or email address. As a result, an individual who creates multiple accounts using different email addresses will be counted as multiple unique customers. The total number of customers represents those that are unique to the period specified. Therefore, the total number of unique customers for individual quarters within a year will not necessarily equal the total number of unique customers for the entire year.

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

Earn-out payments of up to $9.0 million in connection with our acquisition of Canvas on Demand are payable in installments through 2014. The amounts payable are contingent upon achievement of performance targets and are subject to maximum amounts of $2.1 million, $2.6 million and $4.3 million in each of the 12-month periods ending September 30, 2011, 2012 and 2013, respectively, and, subject to certain exceptions, the continued employment of the two former owners. In addition, if maximum amounts are not earned in each 12-month period ending September 30, 2012 or 2013 but additional specific performance targets are met in 2013, then final earn-out payments may be payable in 2014, with the total additional amounts payable across the remaining three years not to exceed $6.9 million. Through September 30, 2012, $2.6 million has been paid pursuant to the terms of the agreement.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100%	100%	100%	100%
Cost of net revenues	59	57	58	58

Gross profit	41	43	42	42

Operating expenses:
Sales and marketing	28	26	26	25
Technology and development	8	8	8	9
General and administrative	9	10	9	9
Acquisition-related costs	3	2	2	2

Total operating expenses	49	45	45	44

Loss from operations	(7)	(2)	(3)	(2)
Interest income	0	0	0	0
Interest expense	0	0	0	0

Loss before provision for income taxes	(7)	(2)	(3)	(2)
Benefit from for income taxes	(2)	(1)	(1)	(1)

Net loss	(5)%	(1)%	(2)%	(1)%

Effective tax rate	25.8%	38.8%	27.6%	37.0%

Comparison of the Three Month Periods Ended September 30, 2012 and 2011

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2012	2011
Net revenues	$43,558	$36,574	$6,984	19%
Cost of net revenues	25,541	20,813	4,728	23

Gross profit	18,017	15,761	2,256	14

Operating expenses:
Sales and marketing	12,401	9,368	3,033	32
Technology and development	3,661	3,043	618	20
General and administrative	4,003	3,520	483	14
Acquisition-related costs	1,134	670	464	69

Total operating expenses	21,199	16,601	4,598	28

Loss from operations	(3,182)	(840)	(2,342)	279

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2012	2011
Interest income	18	12	6	50
Interest expense	(46)	(45)	(1)	2

Loss before provision for income taxes	(3,210)	(873)	(2,337)	268
Benefit from income taxes	(827)	(339)	(488)	144

Net loss	$(2,383)	$(534)	$(1,849)	346%

Net revenues

Net revenues increased $7.0 million, or 19%, in the three months ended September 30, 2012 compared to the same period in 2011. The increase in net revenues was primarily due to an increase in orders, which was attributable to new customer acquisitions and expansion of our merchandise catalog, particularly new clubs and groups, art, and stationery products. In addition, an increase in average order size contributed to the increase in net revenue. This was partially offset by a $0.5 million decline in international revenue. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $4.7 million, or 23%, in the three months ended September 30, 2012 compared to the same period in 2011. As a percentage of net revenues, cost of net revenues was 59% in the three months ended September 30, 2012 compared to 57% the same period in 2011. Within cost of net revenues, content royalty expense decreased by 0.8 percentage points due to an increase in sales of products with lower royalty rates. This was offset by a collective increase in materials, shipping, labor and fixed overhead costs as a percentage of net revenues by 2.5 percentage points due to promotional pricing and changes in the product mix.

Sales and marketing

Sales and marketing expenses increased $3.0 million, or 32%, in the three months ended September 30, 2012 compared to the same period in 2011. Sales and marketing expenses were 28% of net revenues in the three months ended September 30, 2012 compared to 26% in the same period in 2011. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $2.3 million in customer acquisition costs and $0.1 million in order processing expenses. Customer acquisition costs increased primarily due to increased keyword search advertising. In addition, personnel costs increased $0.4 million due to increased headcount to support the growth in our business and a $0.3 million increase in amortization expense of intangible assets related to our acquisitions of Logo’d Softwear, Inc. and InvitationBox.com.

Technology and development

Technology and development expenses increased $0.6 million, or 20%, in the three months ended September 30, 2012 compared to the same period in 2011. Technology and development expenses were 8% of net revenues in the three months ended September 30, 2012 and in the same period in 2011. The increase in absolute dollars in technology and development expenses was primarily due to a $0.3 million increase in personnel related costs to support the growth in our business and a $0.2 million increase in costs related to the transition to a new co-location data center.

General and administrative

General and administrative expenses increased $0.5 million, or 14%, in the three months ended September 30, 2012 compared to the same period in 2011. General and administrative expenses were 9% of net revenues in the three months ended September 30, 2012 compared to 10% in the same period in 2011. The increase in absolute dollars was primarily due to an increase in personnel-related costs related to higher stock compensation expense and additional employees and contractors to support the growth in our business, and to a lesser extent, costs associated with being a public company.

Acquisition-related costs

Acquisition-related costs were $1.1 million in the three months ended September 30, 2012, compared to $0.7 million in the three months ended September 30, 2011. The increase was primarily due to professional fees incurred in connection with the acquisition of EZ Prints Inc. and the accrual of performance-based contingent consideration payments related to our acquisitions of L&S Retail Ventures, Inc. in October 2011, and Logo’d Softwear, Inc in April 2012.

Benefit from income taxes

The benefit from income taxes was $0.8 million in the three months ended September 30, 2012 compared to $0.3 million in the same period in 2011. Our effective tax rate was 25.8% and 38.8% in the three months ended September 30, 2012, and September 30, 2011, respectively. The effective tax rate was lower in 2012 primarily due to the impact of higher estimated domestic production tax deduction and lower incentive stock option expense in 2012.

Comparison of the Nine Month Periods Ended September 30, 2012 and 2011

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except for percentages)	2012	2011
Net revenues	$130,537	$105,945	$24,592	23%
Cost of net revenues	76,015	61,162	14,853	24

Gross profit	54,522	44,783	9,739	22

Operating expenses:
Sales and marketing	34,338	26,014	8,324	32
Technology and development	9,810	9,631	179	2
General and administrative	12,181	9,654	2,527	26
Acquisition-related costs	2,508	1,760	748	43

Total operating expenses	58,837	47,059	11,778	25

Loss from operations	(4,315)	(2,276)	(2,039)	90
Interest income	58	45	13	29
Interest expense	(146)	(142)	(4)	3

Loss before provision for income taxes	(4,403)	(2,373)	(2,030)	86
Benefit from income taxes	(1,216)	(879)	(337)	38

Net loss	$(3,187)	$(1,494)	$(1,693)	113%

Net revenues

Net revenues increased $24.6 million, or 23%, in the nine months ended September 30, 2012 compared to the same period in 2011. The increase in net revenues is primarily due to an increase in orders, which was attributable to new customer acquisitions and expansion of our merchandise catalog, particularly new clubs and groups products, art, and stationery. New product expansion contributed $18.7 million of the total increase in net revenues. The remaining increase in net revenues was due to an increase in sales for our other products of $5.9 million which was driven by our increased focus on customer acquisition. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $14.9 million, or 24%, in the nine months ended September 30, 2012 compared to the same period in 2011. As a percentage of net revenues, cost of net revenues was 58% in the nine months ended September 30, 2012 and in the same period in 2011. Within cost of net revenues, content royalty expense decreased by 1.0 percentage points due to an increase in sales of products with lower royalty rates and materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 1.5 percentage points due to changes in the product mix and pricing.

Sales and marketing

Sales and marketing expenses increased $8.3 million, or 32%, in the nine months ended September 30, 2012 compared to the same period in 2011. Sales and marketing expenses were 26% of net revenues in the nine months ended September 30, 2012 compared to 25% in the same period in 2011. The increase in sales and marketing expenses in absolute dollars was primarily due to higher variable expenses, including increases of $6.6 million in customer acquisition costs and $0.3 million in order processing and customer service costs. Customer acquisition costs increased primarily due to increased online acquisition activities, such as keyword searches, display marketing and email marketing, as well as costs related to flash deal promotions. In addition, personnel costs increased $0.7 million due to increased headcount to support the growth in our business and a $0.7 million increase in amortization expense of intangible assets related to our acquisitions of Logo’d Softwear, Inc. and InvitationBox.com.

Technology and development

Technology and development expenses increased $0.2 million, or 2%, in the nine months ended September 30, 2012 compared to the same period in 2011. Technology and development expenses were 8% of net revenues in the nine months ended September 30, 2012 compared to 9% in the same period in 2011. The increase in absolute dollars was primarily due to a $0.5 million increase in personnel related costs to support the growth in our business, and a $0.2 million increase in costs related to the transition to a new co-location data center, which was offset by a $0.5 million increase in capitalization of website development costs.

General and administrative

General and administrative expenses increased $2.5 million, or 26%, in the nine months ended September 30, 2012 compared to the same period in 2011. General and administrative expenses were 9% of net revenues in the nine months ended September 30, 2012 and in the same period in 2011. The increase in absolute dollars was primarily due to an increase in personnel-related costs related to stock compensation and additional employees and contractors to support the growth in our business, and higher costs associated with being a public company.

Acquisition-related costs

Acquisition-related costs were $2.5 million and $1.8 million in the nine months ended September 30, 2012, and September 30, 2011, respectively. The increase was primarily due to the accrual of performance-based contingent consideration payments related to our acquisitions of L&S Retail Ventures, Inc. in October 2011, and Logo’d Softwear, Inc in April 2012 and professional fees incurred in connection with our acquisition activity.

Benefit from income taxes

The benefit from income taxes was $1.2 million and $0.9 million in the nine months ended September 30, 2012, and September 30, 2011, respectively. Our effective tax rate was 27.6% and 37.0% in the nine months ended September 30, 2012, and September 30, 2011, respectively. The effective tax rate was lower in 2012 primarily due to the impact of higher estimated domestic production tax deduction and lower incentive stock option expense in 2012.

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash, cash equivalents, and short term investments totaling $55.2 million. In connection with our initial public offering (IPO) that closed on April 3, 2012 we received cash proceeds of $41.8 million, net of underwriters’ discounts and commissions and expenses paid by the company. Prior to the initial public offering, we have funded our operations primarily with cash flows from operations and, to a lesser extent, issuances of convertible preferred stock and debt financing, including capital leases.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by (used in) operating activities	$(8,327)	$1,375
Net cash provided by (used in) investing activities	$(15,914)	$(3,265)
Net cash provided by (used in) financing activities	$41,848	$320

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

In the nine months ended September 30, 2012, net cash used in operations was $8.3 million, primarily due to the use of cash of $14.4 million for the net change in operating assets and liabilities, partially offset by non-cash items of $6.9 million for depreciation and amortization, including amortization of intangible assets, and $3.1 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable and accrued royalties payable that we experience in the first half of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to the higher levels of inventory purchased in the preceding fourth quarter and accrued royalties payable declines as payments associated with royalties earned in the preceding fourth quarter are paid. In addition, increased deposits on internationally purchased merchandise and inventory higher inventory levels contributed to the use of cash in the nine months ended September 30, 2012.

In the nine months ended September 30, 2011, net cash provided by operations was $1.4 million, as our net loss adjusted for non-cash items, primarily $6.0 million for depreciation and amortization and $1.7 million for stock-based compensation, exceeded the $4.8 million adverse net change in operating assets and liabilities. The net change in operating assets and liabilities is primarily due to the seasonal decrease in accounts payable we experience in the first nine months of the calendar year. Additionally accrued royalties payable declines as a result of the payments made in the first nine months associated with royalties earned in the prior year. These decreases were partially offset by an increase in deferred revenue as cash is collected prior to fulfillment of flash sales orders.

Cash flows from investing activities

In the nine months ended September 30, 2012, net cash used in investing activities was $15.9 million, consisting primarily of net cash paid for the acquisition of Logo’d Softwear of $7.1 million, $5.1 million for capital expenditures related to the purchase of property and equipment and $2.4 million of capitalized software and website development costs, and net cash used to purchase short-term investments of $1.2 million.

In the nine months ended September 30, 2011, net cash used in investing activities was $3.3 million, consisting primarily of $3.7 million of capital expenditures related to the purchase of property and equipment and $1.4 million of capitalized software and website development costs offset by net proceeds from the maturities of short-term investments of $1.6 million.

Cash flows from financing activities

In the nine months ended September 30, 2012, net cash provided by financing activities was $41.8 million, primarily due to the net proceeds received for our initial public offering which closed on April 3, 2012.

In the nine months ended September 30, 2011, net cash provided by financing activities was $0.3 million, primarily as a result of the receipt of funds from the exercise of stock options and the resulting excess tax benefits totaling $2.2 million, offset by $1.5 million payments for deferred offering costs.

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

The following shows the trend of Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$43,588	$36,574	$130,537	$105,945

Non-GAAP Adjusted EBITDA	$1,351	$2,412	$8,199	$7,214
% of net revenues	3%	7%	6%	7%

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$(2,383)	$(534)	$(3,187)	$(1,494)
Non-GAAP adjustments:
Interest and other (income) expense	28	33	88	97
Benefit from income taxes	(827)	(339)	(1,216)	(879)
Depreciation and amortization	1,546	1,404	4,449	4,407
Amortization of intangible assets	864	536	2,495	1,620
Acquisition-related costs	1,134	670	2,508	1,760
Stock-based compensation	989	642	3,062	1,703

Adjusted EBITDA	$1,351	$2,412	$8,199	$7,214

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. We adopted this standard in January 2012. Through September 30, 2012, the components of comprehensive income are not significant, individually or in the aggregate and therefore, no comprehensive income information has been presented.

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. We adopted the provisions of this amendment for the goodwill impairment test that was performed in the third quarter of fiscal 2012. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.

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

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $55.2 million and $36.3 million as of September 30, 2012 and December 31, 2011, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this prospectus:

•	spikes in our sales from major social or political events or developments resulting in a short term demand for products with related content;

•	seasonality of our revenues, including shifts in the timing of holiday selling seasons;

•	macroeconomic cycles and consumer spending;

•	demand for our user-designed products and services;

•	market acceptance and competitiveness of our products and services;

•	the gain or loss of significant strategic relationships;

•	our ability to develop, introduce and market new products and services on a timely basis;

•	timing and terms of any acquisition

•	fluctuations in sales and marketing costs, including website traffic acquisition costs;

•	fluctuations in the cost of raw materials;

•	variations in the mix of products and services we sell;

•	new product and service announcements and introductions by us or our competitors; and

•	the growth rate of the e-commerce industry.

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

Since inception, most of our revenues have been derived from the online sale of user-designed products through our e-commerce platform. We expect that the sales of user-generated design products will continue to comprise a majority of revenue on our CafePress.com business. While we intend to continue to expand our product and service offerings, including the expansion of our Create & Buy services, expansion of licensed content for creation of products, and expansion of our services of corporate client e-commerce services, revenues from these services may not increase to a level that would reduce our dependence on revenues from our e-commerce platform. In addition, users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and affecting future growth of our e-commerce platform revenue. In addition, customers who purchase user-designed products on our websites may also purchase other products through our e-commerce services. If we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed

Our business model focuses on user-generated content and as a result, controversial political and social expressions appear on our site with which current or potential customers or business partners may not wish to be associated.

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

In recent years, we have gradually expanded the service offerings on our websites to include other services such as our Create & Buy services. For example, in 2010, we acquired Canvas On Demand, LLC, or Canvas On Demand, which provides an online service for creating personalized canvases from photographs, in 2011 we acquired L&S Retail Ventures, Inc., an online provider of invitation and stationery products, and in April 2012 we acquired Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations. In October 2012, we acquired EZ Prints, Inc. which provides a deployable ecommerce platform for product customization. We cannot assure you that these services, or any other new services we may introduce or acquire, will be integrated or achieve market acceptance either at a level sufficient to justify our investment or at all.

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

We generate a portion of our revenues from the fees we collect from shipping our products. We frequently offer discounted or free shipping, with minimum purchase requirements during promotional periods to attract and retain customers. We also frequently offer coupons, promotional marketing giveaways and free or discounted products and services as a method to attract and retain customers. In the future, if we continue to increase these offers to attract and retain customers and/or in response to actions taken by our competitors, our results of operations may be harmed.

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

We have pursued and may continue to pursue acquisition opportunities as part of our growth strategy and may not realize the anticipated benefits of any such acquisitions, which in turn could harm our business and operating results.

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008 and Canvas On Demand, LLC in 2010 and in October 2011, we acquired L&S Retail Ventures, Inc. In April 2012, we acquired substantially all of the assets of Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations. In early October 2012, we signed a merger agreement with EZ Prints to acquire all of the outstanding shares of capital stock of EZ Prints for an initial closing payment in the aggregate amount of $30.0 million in cash, subject to customary adjustments and other transaction expenses and subsequently closed such merger on October 25, 2012. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. Future acquisitions and the successful integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the potential loss of key employees, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to make up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. Additionally, the merger agreement with EZ Prints provides for up to $10.0 million in earn-out payments to the former stockholders of EZ Prints, with $2.7 million of such earn-out consideration payable in CafePress common stock or cash at the election of the EZ Print stockholder, which election was made prior to the closing of the merger. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased costs and delay.

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of September 30, 2012, we had five issued patents and nine patents pending in the United States, which relate to our unique e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have on occasion disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

For example, from March 29, 2012 through October 19, 2012, our stock price has fluctuated from $22.69 to $5.49, including significant decreases in July and October.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit number	Description

3.1(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3.1(ii)(2)	Amended and Restated Bylaws of the Company.

10.1	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Taxonomy Schema Linkbase Document.

101.CAL(4)	XBRL Taxonomy Calculation Linkbase Document.

101.LAB(4)	XBRL Taxonomy Label Linkbase Document.

101.PRE(4)	XBRL Taxonomy Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAFEPRESS INC.
Date: November 14, 2012
	By:	/s/ Bob Marino
Bob Marino

Chief Executive Officer (Principal Executive Officer) and Director

	By:	/s/ Monica N. Johnson
Monica N. Johnson

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.1(ii)(2)	Amended and Restated Bylaws of the Company.

10.1	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Taxonomy Schema Linkbase Document.

101.CAL(4)	XBRL Taxonomy Calculation Linkbase Document.

101.LAB(4)	XBRL Taxonomy Label Linkbase Document.

101.PRE(4)	XBRL Taxonomy Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.