Form 10-K
period 2012-12-31
CAFEPRESS INC.
filed 2013-03-18
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-35468

CafePress Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3342816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6901 Riverport Drive, Louisville, KY	40258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502)-995-2258

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $149,058,838 based upon the closing price of $14.88 of such common stock on the NASDAQ Global Select Market on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 29, 2012 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 15, 2013, there were 17,125,997 shares of the common stock of the registrant outstanding.

Documents Incorporated By Reference

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

i

PART I

Statement Regarding Forward-Looking Information

Except for the historical financial information contained herein, this annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements are also subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report.

Forward-looking statements contained in this report present management’s views only as of the date of this report. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission.

ITEM 1.	Business

Overview

We are a leading e-commerce platform provider enabling customers worldwide to create, buy and sell a wide variety of customized and personalized products. We serve our customers, including both consumers and content owners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com and through our e-commerce platform services. Our consumers include millions of individuals, groups, businesses and organizations who leverage our innovative and proprietary print-on-demand services to express personal and shared interests, beliefs and affiliations by customizing a wide variety of products. These products include clothing and accessories, art and posters, stickers, home accents and stationery. Our content owners include individual designers and branded content licensors who leverage our e-commerce platforms to reach a mass consumer base and share and monetize their content in a variety of ways. We have developed strong brands with growing communities that, as of December 31, 2012, had more than 19 million members across all of our properties and more than three million shops in our flagship CafePress.com brand.

We operate a portfolio of branded websites, including CafePress.com, that enable partners, resellers and co-branded websites to design and customize products that individually target specific consumers, products and use cases, or to provide their customers with product customization capabilities. We believe this collectively helps expand the reach of our platform. We have created a viral marketplace of expressions that enables the sharing of content across the Internet in a variety of ways. We benefit from the network effect created when millions of customers are attracted to our catalog of content and are often inspired to contribute and share their own content. By enabling communities to share their interests, beliefs and affiliations through customized and personalized merchandise, we believe we drive social commerce. We also provide a robust platform of technology services to provide our corporate customers to leverage our online services for their consumers.

In addition to the tools we provide corporate partners and individual consumers to create individual unique goods, our expansive content catalog covers topics our customers are deeply passionate about, as well as relevant current events. As a result, we believe our catalog serves as a cultural barometer reflecting the latest topics, ideas, trends, moods and opinions. For the year ended December 31, 2012, we had on average nearly 100,000 new images uploaded per week to our retail e-commerce marketplace websites. As of the same date, we have accumulated over 400 million unique products across our properties, allowing us to market and provide almost any expressive idea across an increasingly diverse product assortment.

We have built a state-of-the-art facility in Louisville, Kentucky with innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order at mass scale. Our proprietary, vertically integrated processes enable us to produce a broad range of merchandise efficiently, cost effectively and quickly. We also have a custom canvas production and printing facility in Raleigh, North Carolina. We maintain another printing facility in connection with our Logosportswear.com brand operated in Cheshire, Connecticut. Our recent acquisition of EZ Prints, Inc. adds further custom printing production capabilities in Norcross, Georgia. We have small specialty printing facilities in Cary, North Carolina and Portland, Oregon that will soon be absorbed into our larger production locations.

Recent Developments

In April 2012, we acquired substantially all of the assets of Logo’d Sportswear Inc., a privately-held company in Cheshire, Connecticut.

In October 2012, we acquired all of the outstanding stock of EZ Prints, Inc. a software and services provider that supplies a licensed platform to brands seeking customization services for their e-commerce services.

Our e-Commerce Platforms and Services

Front-end design and sales channels

Our e-commerce websites and sales channels include:

CafePress.com. CafePress.com is where consumers can create, buy and sell unique products. Users can choose from our catalog of over 400 million unique products or design their own customized products.

CanvasOnDemand.com. CanvasOnDemand.com takes photographs and transforms them into canvas artwork.

Imagekind.com. Imagekind.com is where consumers can find artwork by independent artists that can be produced on posters, canvases and framed wall art.

GreatBigCanvas.com. GreatBigCanvas.com is a premium provider of canvas wall art and panoramic canvas photographs.

InvitationBox.com. InvitationBox.com is a premium online provider of customizable stationery products, including invitations, announcements and other products and gifts.

LogoSportswear.com. LogoSportswear empower groups, teams, schools, and organizations to design, buy, share and sell custom gear with no minimum orders or setup restrictions.

EZ Prints, Inc. With a full spectrum of technology, printing and fulfillment services, EZ Prints makes personalization products accessible for any web based business and for any online consumer. Our solutions enable partners to deliver professional-grade personalized products to their online customers with no up front investment in technology or inventory.

CafePress content owners. Over two million content owners, including designers, artists, small businesses, groups, clubs and organizations, use our e-commerce platform to design their own products and then sell them through their own hosted e-commerce “shop.” In addition to such individual content owners, large entertainment and publishing companies also license to us materials related to their products for creation of their own “shops”, online store experiences appearing embedded in their websites but hosted by us, or for sale directly by us in our marketplaces. Examples of the types of licensed properties that are made available as content for sale printed on our products include film properties such as The Hunger Games and Ted the movie, including quotes, character names and images. For television properties such as The Walking Dead, Star Trek and The Big Bang Theory®, we might be provided quotes and images and sometimes the right to sell replicas of apparel, costumes or products that have appeared on those shows. Finally for entertainment publishing brands such as Snoopy® and Garfield®, we might be provided materials and images directly from their published properties.

Branded product manufacturers. By supplying custom design tools and manufacturing services, we enable branded product manufacturers such as Kor™, Sigg™ and Thermos® to offer customized designs on their products.

Retailers. We can enhance the online store experiences of other retailers and retail brands, such as Target and Amazon.com, by enabling them to offer their customers customized products through our services.

Distributed sales. We supply distributors and resellers with short-run and quick-turn custom printed products.

Back-end services platform

Our back-end services form a platform consisting of the following components that can be used to create unique front-end buyer and seller experiences:

User-generated content. Many millions of designs have been uploaded through our e-commerce platforms to create over 400 million unique products available as of December 31, 2012, with an average of nearly 100,000 new images uploads added per week to our retail e-commerce websites in the year ended December 31, 2012. This constantly replenishing content library allows our users to find items that meet their exact, unique and expressive needs.

Licensed content. We have developed hundreds of relationships with major entertainment licensors that allow such licensors to provide their content to unique marketplaces and created unique fan sites where users go to create designs using licensor logos and brands. This program extends our users ability to self express and interact with popular brands in ways previously not available and allows the brands to create viral social merchandising programs, which in turn enables them to engage with their fan base.

Design tools. Our “what you see is what you get” design tools allow users to easily customize a shop and hundreds of items with their own images, text and other advanced features.

Shops. Content owners large and small can sell their own custom merchandise using our turn-key hosted shops platform on our domains, which includes hosting, payment processing, marketing services, fulfillment and customer service.

Deployable Customization Software. Through our acquisition of EZ Prints, we provide enterprise class deployable software builders that can be placed in other domains to provide unique e-commerce customization services to retailers and corporate customers large and small.

Print/Production. We offer users high-quality printing on over 500 base product SKU types. We generally process and ship orders within three business days after a customer places an order and in many instances can ship orders within 24 hours after an order is placed. Our proprietary quality assurance systems help ensure that high-quality products are delivered to our users.

Our strategy

Our goal is to power customization everywhere e-commerce occurs. Our crowd-sourced content portfolio and catalogue of products and services, coupled with our ability to efficiently manufacture a wide array of goods, creates a compelling offering. Our products and services are made available on our portfolio of e-commerce websites, on the e-commerce websites of our corporate partners and on the millions of e-commerce shops we power. Among the key elements of our strategy to achieve this goal are the following:

•

Grow customer base. We intend to grow our customer base and continue to promote our portfolio of e-commerce websites through existing marketing channels, which include search engine marketing, word of mouth referrals from existing customers, trade publications, catalogs, as well as an ever expanding universe of new viral marketing channels in online advertising and social media. In addition, we have formed complementary strategic alliances with other large e-commerce companies to expand our online distribution presence, and to partner with large retail outlets.

•

Expand content partners. We intend to expand our roster of licensed content partners as well as increasing the range of content accessible on our site and attract new users. For example, in 2012, we signed and implemented new licensed entertainment properties on our platform such The Hunger Games™ movie and Ted the Movie, and anime distributor VIZ Media’s properties.

•

Innovate product and service offerings. We intend to continue to innovate and multiply our products and services. In the past four quarters, we have expanded our merchandise selection by studying popular e-commerce products sold and creating new ideas and methods of customization. Examples include Kindle cases, new wall art offerings and new home accessories and decor, such as shower curtains and pillowcases. In addition we have launched new services, including the ability for sellers to create design templates, which extended buyer customization capabilities to our shops platform. Our acquisitions as noted below have expanded the reach of our offerings to new vertical markets and to new corporate partners.

•

Increase sales to existing customers. We seek to increase both our average order size and the lifetime value we receive from a customer by increasing retention rates, up-selling and cross-selling efforts and continuing to improve and streamline our design and ordering processes. We typically realize higher average order values from existing customers compared to first time customers.

•

Offer customization through additional brands. We intend to leverage our platform by developing new brands and seeking co-branding opportunities to provide rich customer experiences along a range of industries.

•

Seek international expansion opportunities. We intend to develop additional business opportunities through selected international expansion, targeting customers in key geographies where Internet usage and e-commerce are widespread and our content will provide compelling sales opportunities. We currently have localized websites for the United States, Australia, Canada, Germany, France, Spain and the United Kingdom.

•

Seek further acquisition opportunities. We intend to continue to grow our business through selected acquisitions of companies and assets targeting additional sales channels, markets and key verticals where our platforms, technology and offerings may be expanded through acquisition. Our acquisitions of Canvas On Demand (including GreatBigCanvas) and Imagekind have added talented artists and art to our content catalog, as well as enabling customers to find and create original works of art. Our acquisition of the e-commerce website InvitationBox.com in 2011 greatly expanded our online customized stationery offerings and our acquisition of Logosportswear.com in the second quarter of 2012 considerably expanded our reach into the market for custom goods for groups and organizations. Late in 2012, we also acquired EZ Prints, Inc. which has expanded our base of corporate customers dramatically and provided us with new products and services offerings such as a deployable customization solution. Such a robust deployable technology platform should enable us to expand business with our existing partners as well. We plan to continue to seek adjacent opportunities to expand our product and services offerings and customer base.

Competition

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	small, traditional offline printing businesses for stationery and invitations, photographic products or other customized products;

•	e-commerce companies, including large online retailers such as Amazon.com and eBay (who also serve as our distribution partners);

•	physical and catalog retailers of personalized merchandise such as Red Envelope, American Stationery and Things Remembered;

•	online providers of customized products such as CustomInk, Spreadshirt, Threadless or Zazzle as well as providers of unique goods like Etsy, Inc. or Uncommon Goods;

•

online providers allowing users to customize goods in specific vertical markets, such as VistaPrint for small businesses and Shutterfly or SmugMug for photographic products, or Minted, Smilebox or Blurb for specific stationery and book products and Art.com for wall art products; and

•	small, but numerous, online providers who address niche customization services and product offerings, enabled by advances in digital printing technologies.

We also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers. If more companies begin selling customized products, we will face more direct and intense competition. Our reliance on Internet portals and other sources of Internet traffic to our e-commerce sites, such as Facebook, impacts both the way we do business and our performance against competitors. Changes to their practices could drive traffic to our competitors and away from our e-commerce sites in ways we may not anticipate or that will cause us to expend further resources to successfully compete. Furthermore, to the extent that other companies are able to replicate our processes or that advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.

Some of our current and potential competitors may have significantly greater financial, marketing and other resources than us, including significant brand recognition, sales volume and customer bases. In addition, other online retailers may be acquired by, receive investment from or enter into strategic relationships with, well-established and well-financed companies or investors which would help enhance their competitive positions. Some of our competitors may be able to secure goods and raw materials from suppliers on more favorable terms, devote greater resources to marketing activities and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and system development than us. Increased competition may reduce our operating margins, market share and brand recognition, or force us to incur losses. We may not be able to compete successfully against current and future competitors, and competitive pressures may harm our business, prospects, financial condition and results of operations.

We believe the principal competitive factors in our industry include:

•	favorable brand recognition and trust;

•	technological expertise;

•	quality, breadth and type of the products sold and services offered;

•	ability to source products efficiently and cost effectively;

•	ease of use and convenience;

•	ability to anticipate and quickly adapt to changing customer demands and customer service needs;

•	ability to recruit talent;

•	competitive pricing; and

•	effective marketing.

We believe that we compete favorably with respect to each of these factors.

Intellectual property

We rely primarily on a combination of patents, trade secrets, trademarks and copyrights, as well as employee and third-party confidentiality and invention agreements to safeguard our intellectual property. As of December 31, 2012, we had three issued patents, 11 patent applications pending in the United States, generally covering our unique e-commerce services or proprietary printing and decorating services and our online platform for designing and generating framed products. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe may ultimately provide significant competitive advantages. We regularly register copyrights covering our principal e-commerce websites.

As of December 31, 2012, we held 30 U.S. trademark registrations (some of which are registered in multiple classes), which include, among others, CAFEPRESS.COM, CAFEPRESS, the “cafe press” logo, CANVAS ON DEMAND, IMAGEKIND, INVITATIONBOX, LOGOSPORTSWEAR.COM and EZ PRINTS. We are in the process of registering additional trademarks supporting our business and we also claim common law trademark rights in numerous trademarks. We have registered our CAFEPRESS.COM and CAFEPRESS trademarks in numerous countries in Africa, Asia, Australia, Europe and North America.

We also rely upon certain unpatented proprietary manufacturing expertise, licensed third-party technologies, continuing technological innovation and other trade secrets to develop and maintain our competitive position. For certain of our proprietary know-how and processes, we rely on trade secret protection and confidentiality and invention agreements to safeguard our interests. We believe that many elements of our system, including technical processes, equipment and system designs, algorithms and procedures, which relate to our software controls, manufacturing process and methods of system design involve proprietary know-how, technology or data that are not covered by patents or patent applications. We have taken security measures to protect these elements. For example, all of our research and development personnel are required to enter into confidentiality and assignment of invention agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into non-disclosure agreements before we disclose any sensitive aspects of our technology, proprietary processes, sales data or business plans.

Government regulation

The legal environment of the Internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, are often unclear in many cases. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement.

The nature of our user-generated content business model presents legal challenges to our business and operations. Our content usage policies and policies surrounding infringement of intellectual property rights or the rights of third parties, such as rights of privacy and publicity, play a key role in our business operations and the systems and practices that support them are particularly important to our business, operations and reputation. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the content-based nature of our business. As an e-commerce platform, the scope of liability for third-party content uploaded to our site for sale on printed products requires analysis of varying definitions of political speech, hate speech, defamation, pornography, profanity and obscenity, among other speech-related concerns. We likewise must monitor our e-commerce platform for potential and alleged intellectual property infringement and violation of rights of privacy and publicity that can vary widely between countries and regions, and, accordingly, we frequently must navigate the legal and regulatory schemes of numerous countries outside the United States. Our ability to employ processes to quickly remove infringing or offending content from our automated upload website is an important tool in protecting us from exposure for the potentially infringing activities of our users worldwide.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, have a direct impact on our business and operations. These laws include the following:

•

The Copyright Act of 1976 and all of the statutes and regulations associated with and enforced by the United States Patent and Trademark Office which protect the rights of third parties from infringement by users of our service. We maintain an automated service whereby users can upload any content they designate for use in creating customized products, but we likewise maintain content usage policies that prohibit intellectual property rights infringement or infringement of the rights of others, including rights of privacy and publicity. We maintain an active Intellectual Property Rights policy support operation which responds to take-down requests for third-party intellectual property that might appear on our sites despite policies forbidding the practice. As our business expands to other countries, we must respond to regional and country-specific intellectual property considerations, including take down and cease and desist notices in foreign languages and we must build infrastructure to support these processes.

•

The Digital Millennium Copyright Act, which provides relief for claims of circumvention of copyright protected technologies but includes a safe harbor intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

•

The CAN-SPAM Act of 2003 and similar laws adopted by a number of states, which regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices. Similarly, the guidelines of the Federal Trade Commission imposes responsibilities upon us for communications with respect to consumers and imposes fines and liability for failure to comply with rules with respective advertising or marketing practices they may deem misleading or deceptive. Similarly, the European Union, or the E.U., also maintains standards and regulations with respect to communications with consumers that we must comply with as we expand our marketing practices into those countries.

•

Numerous product safety and environmental regulations that apply to the manufacture, sale and distribution of products and apply to our products and services to varying degrees based on the individual types of products sold through our portfolio of e-commerce websites and the inks used in our decorating processes. These regulations include, without limitation, the Consumer Product Safety Act, The Fair Packaging and Labeling Act, the Federal Food, Drug and Cosmetic Act, California Proposition 65, the California Transparency in Supply Chains Act of 2010, as well as a number of other federal and state product safety and environmental regulatory schemes. Product safety regulations applicable to the E.U. in particular, where the majority of our international sales is currently shipped, are often more stringent than those in the United States and we therefore must evaluate and test applicable products to E.U. standards with respect to products intended for distribution in those markets.

•

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) and other state laws and regulations that relate to credit card and gift certificate use fairness, including expiration dates and fees, as well as state laws surrounding escheat and abandonment of unclaimed property.

•

In the United States and internationally, we must evaluate tax liabilities from transactions on our portfolio of e-commerce websites and maintain finance infrastructure to support the collection and remittance of applicable sales taxes. In the United States, sales tax nexus issues with respect to Internet sales to consumers in states where we do not have a physical presence, which create potential nexus through affiliate program marketing activities and other nascent efforts to imply tax nexus on royalties payable on content licenses. This continues to be an area of great uncertainty and legal scrutiny both on a federal and state level, with over 27 states evaluating or imposing new legislation on various e-commerce activities or engaging in lawsuits with e-retailers. In Europe, we must comply with regulations with respect to customs, duties and V.A.T. as they apply to our business, sometimes on a country-by-country basis, which requires complex tracking and remittance processes.

•	The Communications Decency Act of 1996, which gives statutory protection to online service providers for claims against interactive computer services providers who distribute third-party content.

•

The Children’s Online Privacy Protection Act of 1998, which restricts the distribution of certain materials deemed harmful to children and imposes additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•

Data privacy and security with respect to the collection of personally identifiable consumer information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by the State of California that require online services to report certain breaches of the security of personal data, and to report to California customers when their personal data might be disclosed to direct marketers. In the E.U., where U.S. companies must meet certain privacy and security standards, the Data Protection Directive requires comprehensive information privacy and security protections for consumers with respect to certain information collected about them. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support.

We expect and plan for new laws and regulations to be adopted over time that will be directly applicable to the Internet and to our activities. Any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact the growth in the use of the Internet in general and our services in particular. We may also run the risk of retroactive application of new laws to our business practices that could result in liability or losses. As we continue to expand further into international territories, we expect the above-noted regulatory issues to also apply to such expansion as well as new issues to arise. Although we cannot presently anticipate all of the laws and regulations that might be applicable in new countries that we enter, we expect that legal issues applicable to our business in those countries will continue to arise as we assess and evaluate the scope of our operations in such countries.

We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Due to the unique nature of our content-rich automated upload service, claims are frequently alleged or asserted against us for trademark and copyright infringement and violation of rights of publicity to which we rapidly and expeditiously respond. We maintain content usage review systems that, through a combination of manual and automated blocks, monitor potentially infringing content of which we become aware. Nevertheless, claims may continue to be brought and threatened against us for negligence, copyright or trademark infringement, or other theories based on the nature and content of information, its origin and its distribution and there is no guarantee that we will be able to resolve any such claims quickly and without damage to us, our business model, our reputation or our operations.

Employees

As of December 31, 2012, we had 742 full-time employees, including 444 in production and operations, 90 in engineering, 149 in sales and marketing and 59 in general and administrative. In addition, each year during its fourth quarter, CafePress hires significant numbers of short term seasonal employees at a number of its locations through temporary staffing agencies. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced a work stoppage.

Corporate and available information

CafePress Inc. was incorporated in Delaware in 1999. We completed an initial public offering of our common stock in April 2012 and we trade under the NASDAQ Global Select Market symbol “PRSS”. We maintain a headquarters in Louisville, Kentucky as well as our corporate offices in San Mateo, California, and further offices and production facilities in Raleigh, North Carolina, Norcross, Georgia and Cheshire, Connecticut.

Our website is www.cafepressinc.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our senior financial officers which is available free of charge, on or through our website’s investor relations page.

The SEC maintains an Internet site at http://www.sec.gov that contains our the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in this Report are not the only ones we face. If any known or unknown risks or uncertainties actually occurs and have material adverse effects on our business, our financial condition and results of operations could be seriously harmed. In addition, current global economic climate conditions amplify many of these risks.

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

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this prospectus:

•	spikes in our sales from major social or political events or developments resulting in a short term demand for products with related content;

•	seasonality of our revenues, including shifts in the timing of holiday selling seasons;

•	macroeconomic cycles and consumer spending;

•	demand for our user-designed products and services;

•	market acceptance and competitiveness of our products and services;

•	the gain or loss of significant strategic relationships;

•	our ability to develop, introduce and market new products and services on a timely basis;

•	the timing and terms of any acquisition, performance on earn out provisions and integration activities post acquisition;

•	fluctuations in sales and marketing costs, including website traffic acquisition costs;

•

the development of, or changes to, new technologies and platforms for Internet use, such as mobile, and evolving marketing methods such as social media, flash promotions and any changes in website traffic acquisition algorithms, policies or practices supporting such development;

•	new entrants that might occur to the market for customized goods in our distribution or marketing channels;

•	fluctuations in the cost of raw materials;

•	variations in the mix of products and services we sell;

•	new product and service announcements and introductions by us or our competitors;

•	difficulties encountered in the integration of newly-acquired businesses; and

•	the growth rate of the e-commerce industry.

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

We may not sustain profitability or avoid net losses in the future. Although we have experienced consistent revenue growth in recent periods, these growth rates may not be sustainable and may slow or decrease in the future. In addition, our ability to be profitable depends on our ability to control our costs and operating expenses, which have increased and we expect to further increase as we expand our business and incur additional expense associated with being a public company. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenues at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenues, our business, financial condition and results of operations will be negatively affected.

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. As of December 31, 2012, we had goodwill of $40.2 million and intangible assets of $20.0 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. A sustained decline in our stock price and resulting market capitalization, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $40.2 million goodwill balance or our $20.0 million intangible asset balance in the future. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

A significant portion of our net revenues and operating cash flows have historically been realized during the period from November through December each year, primarily due to increased retail activity during the holiday seasons. Any disruption in our ability to process, produce and fulfill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. As described in our Managements Discussion & Analysis herein, in anticipation of increased fourth quarter sales activity, we typically incur significant incremental expenses prior to and during peak selling seasons, particularly October through December, including the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If we are unable to hire enough qualified employees to support our production and customer service operations or if there is a disruption in the labor we hire from our third-party providers, our business, financial condition and results of operations could be adversely affected. In addition, if too many customers access our websites within a short period of time due to increased holiday demand or other periods of peak demand, we may experience system delays or interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. This in turn could harm our business, operating results and reputation. Because we continue to expect a significant portion of our net revenues and operating cash flows to be realized in the fourth quarter, the fourth quarter factors more significantly into our outlook for the fiscal year. Any disruption in our business operations or other factors that could lead to a material shortfall compared to our expectations for the fourth quarter could result in a material shortfall compared to our expectations for the full year. This could have a disproportionate effect on our operating results and cause our stock price to decline.

Our business depends heavily on the market recognition and reputation of our services, and our subsidiary’s brands and services, and any harm to our brands or failure to maintain and enhance our brand recognition may materially harm our business, financial condition and results of operations.

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

•

our ability to effectively control the product and service quality of content as we continue to develop the services provided by our retail websites, which we refer to collectively as the marketplace; and

•	any negative media publicity about user-generated content, perceived weaknesses in data privacy or security practices or product quality problems of our service or other e-commerce websites.

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

A significant proportion of our revenue has been derived from the online sale of user-designed products through our marketplace. We expect that the sales of user-generated design products will continue to comprise a majority of revenue on our CafePress.com business. While we intend to continue to expand our product and service offerings, including the expansion of our Create & Buy services, expansion of licensed content for creation of products, and expansion of our corporate client e-commerce services, revenues from these services may not increase to a level that would reduce our dependence on revenues from our marketplace. In addition, users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.

Our business model focuses on user-generated content and as a result, controversial political and social expressions appear on our site with which current or potential customers or business partners may not wish to be associated.

We have built our business by providing consumers an outlet for self-expression through customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong feelings on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company. Additionally, because our service provides a platform for the expression of controversial ideas, our site could be the target of computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. For example, our websites are currently blocked in China. We believe we must maintain a balance between the encouragement of self-expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our desire to protect our brands and company. If we fail to maintain this balance and lose customers or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their content or products, we risk damage to our brands and reputation and ultimately our business and results of operations.

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

In addition, we engage in flash promotions through group buying websites, such as through Groupon, Amazon Local and LivingSocial. Such promotions involve significantly discounted product offers to customers with the goal of driving traffic to our websites for repeat purchases. Due to the low profit margin associated with the deep discounts offered to purchasers of such offers and the widespread availability of similar group buy offers by other e-commerce competitors, the flash promotions we choose to implement may not accomplish our long term goal of customer acquisition in a cost-effective manner.

Lastly, we have terminated a number of affiliate marketing partners in states that have imposed sales tax nexus for such marketing activities, and to the extent we determine it prudent to continue to do so, we may be unable to achieve our strategic goals in those channels. If we are unable to develop or maintain an effective and cost efficient means of reaching content providers and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

Our strategy with respect to content acquisition may adversely affect our financial condition and future financial results.

We obtain content for our websites and our products from multiple sources, including our user designers, for whom we may pay fees on any subsequent sales of products created with such content. We also increasingly rely on entertainment, publishing and corporate content provider sources to generate content for our products and services. Due to designer relationship issues, including compensation provided by us compared to that provided by our competitors, users may decrease or cease providing content to our websites in the future. We face challenges in managing the payment infrastructure and taxation implications of these transactions and expect to continue to do so in the future as competitive pressures or new regulatory or other issues arise.

In connection with obtaining entertainment and other media content, we sometimes enter into multi-year, royalty-based licenses with content owners and production organizations for film and television and other media distributors. To date, we have been able to obtain those licenses without paying significant advance royalty payments but there is no guarantee that these licensors will renew their license agreements on the same or reasonable terms. Furthermore, we plan on increasing the level of committed content licensing in our efforts to grow our service and customer base both in the United States and globally. Finally, our competitors may be successful in obtaining exclusive licenses for content we wish to obtain for our site, making such content unavailable to us now or in the future. We may also, as we have in the past, enter into agreements with content providers that contain exclusivity provisions that may restrict our ability to sell certain products or in certain geographies or to partner with certain content providers. In order to compete effectively for these licenses, we could be forced to pay higher royalties or agree to significant advance payments. Our results of operations could be adversely affected as a result of these content licensing payment commitments in the event that sales or revenue growth do not meet our expectations. In addition, our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate could be limited.

In connection with the selection and popularity of specific content, we employ licensing and business development professionals and Internet traffic analysts who evaluate popular culture trends and potential properties to support the content on our site and drive traffic to it. To the extent they are unsuccessful in identifying or obtaining content sources that will be popular with consumers and that will generate sales of our products, our results could materially be harmed. To the extent the content we do choose to obtain proves unpopular or unsuccessful and we have agreed to contractual minimums, we may not achieve the planned return on royalty advances and may incur losses or impairment charges.

If any of the above circumstances increase the cost of obtaining content, our margins may suffer. We must continue to ensure that our content is sufficiently diversified and desirbale to meet the needs of the markets we target. We believe that failure to secure content could result in lower sales and customer retention and materially reduce margins.

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.

We believe we will need to address additional markets and sales channels, attract new business partners, content providers and consumers to further grow our business. To access new markets and consumers, we expect that we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized language websites in different countries. There is no guarantee we will be successful in this expansion. In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites, retail in-store offerings and deployable customization builders on third-party websites. Any failure to develop new products and services, expand our business beyond our existing target markets or address additional market opportunities could harm our business, financial condition and results of operations.

If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have experienced a period of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. To accommodate our growth, we anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting, legal and other internal management and control systems. We also have expanded our production and logistics centers and distribution network to accommodate more customer orders and provide better coverage of our target markets. The recent expansion of our production and logistics centers and distribution network may put pressure on our managerial, financial, operational and other resources. If we are unable to effectively manage our expanded logistics operations and control increasing costs, our growth potential, results of operations and business could suffer. Additionally, we will need to continue to expand, recruit, train, manage and motivate our workforce and manage our relationships with existing and new business partners, suppliers, third-party service providers and content providers. Our strategies also include broadening our product and service offerings, which will require us to work with different groups of suppliers and address the needs of different kinds of consumers. We may incur significant costs in trying to expand our offerings into these new areas or fail to successfully execute the roll-out of these new offerings. All of these endeavors involve risks and require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects.

We have pursued and may continue to pursue acquisition opportunities as part of our growth strategy and may not realize the anticipated benefits of any such acquisitions, which in turn could harm our business and operating results.

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008, Canvas On Demand, LLC in 2010, L&S Retail Ventures, Inc. in October 2011 and Logo’d Software, Inc. in April 2012. In addition, in October 2012 we acquired all of the outstanding shares of capital stock of EZ Prints Inc. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. These acquisitions and any future acquisitions and the successful integration of assets and businesses into our own requires significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the potential loss of key employees, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to pay up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. Additionally, the merger agreement with EZ Prints provides for up to $10.0 million in earn-out payments to the former stockholders of EZ Prints, with $2.7 million of such earn-out consideration payable in CafePress common stock or cash at the election of the EZ Print stockholders, which election was made prior to the closing of the merger with 6% of EZ Prints stockholders electing stock and 94% electing cash. If the performance targets are achieved in full, we will issue approximately 876 shares of CafePress common stock with an aggregate value of $8,100 (based on the value of $9.24 per share) to three former stockholders of EZ Prints. Any remaining earn-out consideration will be paid in cash. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased costs and delay. A failure to manage the earn-out provisions of these and other newly-acquired businesses could harm our financial condition and cause results of operations to be diminished.

Given the relatively short history of some of our service offerings, it may be difficult to evaluate our business and prospects.

In the last three years, we have substantially expanded the service offerings on our websites to include other services such as our Create & Buy services. For example, in 2010, we acquired Canvas On Demand, LLC, or Canvas On Demand, which provides an online service for creating personalized canvases from photographs, in 2011 we acquired L&S Retail Ventures, Inc., an online provider of invitation and stationery products, and in April 2012 we acquired Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations. In October 2012, we acquired EZ Prints, Inc. which provides a deployable e-commerce platform for product customization. We cannot assure you that these services, or any other new services we may introduce or acquire, will be integrated or achieve market acceptance either at a level sufficient to justify our investment or at all.

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

The e-commerce and retail industries as well as the content-provider industry are subject to ever changing trends and consumer preferences. Consequently, we must anticipate emerging consumer trends for customized retail merchandise that will appeal to existing and potential consumers. If our consumers cannot find their desired products on or service through our websites, they may stop visiting our websites, visit less often or stop purchasing products on our websites or seek out our competitors’ services. If we do not anticipate, identify and respond effectively to consumer preferences and changes in consumer trends at an early stage, we may not be able to generate the desired level of sales. Likewise, we must anticipate and capitalize on trends in user-generated content and popular culture that will continue to drive consumer interest in our websites.

Internet business models and the online content distribution generally are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites and systems. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective business partners and consumers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may be unable to use new technologies or systems to effectively adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.

Because our sales and revenues rely on consumer spending of discretionary income, continued recessionary conditions in the United States and world economies may materially and adversely affect our financial results.

As the majority of our revenues are generated from sales through our consumer e-commerce websites, our sales are driven by discretionary consumer spending habits and preferences. Historically, consumer purchasing declines during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. While not always directly related to actual consumer behavior, macro-economic conditions like stock market volatility, high levels of unemployment, increased fuel or commodity prices and transportation costs, and conditions in the commercial consumer lending and housing markets among other factors fuel uncertainty over future macro-economic conditions and prospects of a prolonged recessionary spending climate. Further deterioration of economic conditions in the near term or long term, or the perception that such deterioration might occur, could reduce demand for our products. As a result our revenues could decline and our results could be materially and adversely affected by such trends. Our ability to anticipate, identify and respond quickly to consumer spending pressures and prevailing economic conditions will be challenged if such economic uncertainties continue for prolonged periods or during peak periods for our sales that historically have occurred in our fiscal fourth quarter.

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

We generate a portion of our revenues from the fees we collect from shipping our products. We frequently offer discounted or free shipping, with minimum purchase requirements during promotional periods to attract and retain customers. We also frequently offer coupons, promotional marketing giveaways and free or discounted products and services as a method to attract and retain customers, and such instances are generally unable to recoup shipping costs in such programs. In the future, if we continue to increase these discounted shipping offers to attract and retain customers and/or in response to actions taken by our competitors, our results of operations may be harmed.

We face intense competition and if we do not compete successfully against existing and new competitors, we may lose market share and customers.

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	small traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc. and eBay Inc. (who are also our distribution partners);

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered;

•	online providers of customized products such as CustomInk, LLC, Spreadshirt, Inc., Threadless.com or Zazzle Inc. and online providers of unique goods like Etsy, Inc. or Uncommon Goods;

•

online providers allowing users to customize goods in specific vertical markets, such as Vistaprint N.V. for small businesses and Shutterfly, Inc. or SmugMug, for photographic products, or Minted, Smilebox or Blurb for specific stationery and book products, and Art.com for wall art products.

We may also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers. If more companies move into the customized products space, we will face more direct and intense competition. Furthermore, to the extent that other companies are able to replicate our processes or advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.

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

Our success depends on our ability to successfully receive, produce and fulfill orders and to promptly and securely deliver our products to our customers, which in turn depends in part on the efficient and uninterrupted operation of our computer and communications systems. A significant portion of our production, inventory management, packaging, labeling and shipping processes are performed in a single production and fulfillment center located in Louisville, Kentucky and such single location reliance presents risks. In addition, substantially all of the computer hardware necessary to operate our websites is located at third-party hosting facilities in Las Vegas, Nevada and in Louisville, Kentucky. These facilities are susceptible to damage or interruption from human error, fire, flood, ice storms, power loss, insufficient power availability, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. Louisville, Kentucky, our principal production site, is particularly susceptible to flooding and extreme weather patterns. We are also consolidating production there as we integrate acquired businesses heightening risks of single site production. We maintain offices and operations in Northern California, an area where the risk of an earthquake is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenues and result in significant expenses to repair or replace the facility. Our business interruption insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake, which is not covered under our current policy. Any interruptions in our production, fulfillment center or systems operations, particularly if for any significant period of time, could damage our reputation and brands and substantially harm our business and results of operations.

Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers as a result.

We rely upon third-party carriers such as United Parcel Service, Inc., or UPS, in the United States for timely delivery of our merchandise shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. While we do have relationships with other carriers, we do not have a long-term agreement with any other third-party carriers, and we cannot be sure that our relationship with UPS will continue on terms favorable to us, if at all. If our relationship with UPS is terminated or impaired or if UPS is unable to deliver merchandise for us, we would be required to use alternative carriers for the shipment of products to our buyers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

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

As a service provider that prints content provided by others, we face allegations related to, and potential liability for, negligence, copyright or trademark infringement or other other claims that we display and the goods created from user-generated uploads to our service. We also may face allegations related to, and potential liability for, content uploaded from our users in connection with claims of defamation, racism, hate speech, obscenity or pornography that may be embodied in user expression. As globally available websites, we also receive inquiries about content that may be illegal or insensitive to cultural norms not only in the United States but worldwide, and those sensitivities may differ widely. For example, content related to glorification of the current North Korean regime, while offensive to many, is not illegal in the United States. In South Korea, distribution of such speech is considered illegal and we therefore are subject to geographic-specific blocks on content on our websites. We are also exposed to risks associated with varying defamation laws in other jurisdictions in foreign countries, including heightened risk of secondary liability on defamation suits in the United Kingdom, despite our status as an e-commerce service provider and not a publisher. Further, we maintain relationships with law enforcement agencies to manage issues related to child pornography or other illegal uses of our service.

As a direct distributor of content, we also face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. A number of our entertainment, publishing and corporate content providers impose limitations and conditions on our use of their licensed content, and our failure to implement and abide by these terms could result in our loss of these licenses, damages to our reputation and potential liability for breach of contract and copyright or trademark infringement. We also may face potential liability for content uploaded from our users in connection with our community-related content or political commentary.

We maintain strict content usage policies that are frequently evaluated and updated and we maintain processes that review uploaded content for compliance with our terms. We also require users uploading content to attest that they have all necessary rights to upload content to our service and further require such users to indemnify us in the event that claims are made against us relating to such content. We maintain a content review process that includes evaluation and take-down of uploaded content on our site that fails to meet our policies. Nevertheless, we receive significant volumes of cease and desist demands on a regular basis with respect to claims of intellectual property infringement and violation of the rights of third parties, such as rights of privacy and publicity, and expect this may grow with the volume of content made available through our service. Notwithstanding our efforts to monitor and manage content, these measures may not be effective in removing violative content nor sufficient to shield us from potential liability, including situations where users do not have the financial ability to fully indemnify us against material liabilities.

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

Significant capital and other resources may be required to protect against security breaches or to alleviate problems caused by such breaches. While we maintain insurance coverage at levels we deem reasonable to manage liabilities relating to potential cyber security risks, such coverage may be inadequate to cover all losses with respect to an actual breach. The methods used by hackers and others engaged in online criminal activity are increasingly sophisticated and constantly evolving. Even if we are successful in adapting to and preventing new security breaches, any perception by the public that e-commerce and other online transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of e-commerce and other online services generally, which in turn may reduce the number of orders we receive. Any failure, or perception of failure, to protect the confidential information of our customers or our network could damage our reputation and harm our business.

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

We accept payment by a variety of methods and a substantial majority of our net revenues is derived from credit card sales. This in turn exposes us to increased risks of dependence on third-party payment processing service providers as well as risks associated with higher transaction fees, compliance matters and fraud.

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and other payment services. As we offer new payment options to our customers, we may be subject to additional fees, additional regulations, compliance requirements, and fraud. To date, the substantial majority of our net revenues have been derived from credit card sales. As a result, we believe our business is vulnerable to any disruption in our customer payment processing capabilities. In most geographic regions, we rely on one or two third-party companies to provide payment processing services, including the processing of credit cards, debit cards and other payment services. If any of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers. We may not be able to do so on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming, either of which scenarios could disrupt our business. Additionally, as we typically experience increased activity from November through December each year due to increased retail activity during the holiday season, any disruption in our ability to process customer payments in the fourth quarter could have a significant and disproportionate negative impact on our business.

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

To address customer demand for a wider range of customizable products, we intend to continue to expand our merchandise selection. This in turn increases our reliance on suppliers of such merchandise. Additionally, our business and reputation depend in large part on our ability to process and ship orders quickly, including during unanticipated or seasonal periods of increased demand. As a result, we believe the successful management of our supplier relationships is a key aspect of our business and our ability to compete. We source our blank products from domestic and foreign manufacturers and distributors. Maintaining good relationships with suppliers that compete with each other can be difficult. For example, suppliers of similar products may compete for more prominent placement on our websites. Our current suppliers may not continue to sell merchandise to us on terms acceptable to us, and we may be unable to establish new or extend current supplier relationships to ensure a steady supply of blank inventory in a timely and cost-efficient manner. If we are unable to develop and maintain good relationships with suppliers, it may inhibit our ability to offer products demanded by our customers or to offer them in sufficient quantities and at prices acceptable to them. In addition, if our suppliers cease to provide us with favorable pricing or payment terms or return policies, our working capital requirements may increase and our operations may be materially and adversely affected. In addition, we subcontract certain activities to third-party vendors. Any deterioration in our supplier or subcontractor relationships, or a failure to resolve disputes with, or complaints from, our suppliers in a timely manner, could materially and adversely affect our business, prospects and results of operations.

We may suffer losses if we are unable to efficiently manage our inventory risks.

We must anticipate the popularity of products and purchase blank inventory and secure sufficient supplies before customizing and selling them to our customers. Across all of our businesses, including the newly-acquired businesses, we must manage differing demand and inventory controls to accurately forecast and protect against risks. If we fail to adequately predict demand and experience an unexpected peak in production, our production times will suffer, which may result in damage to our reputation and business. For example, if we do not have an adequate supply of ink due to periods of unexpected peak demand, our ability to print and deliver products may be delayed. Conversely, any over purchase of ink or other supplies exposes us to risks of obsolete or excess inventory. Under some of our current supply agreements, we enjoy flexible policies for returning the unsold items to our suppliers. In order to secure more favorable business terms, we have entered into and plan to continue to enter into purchase arrangements with our suppliers with more restrictive return policies or with commitments to purchase larger quantities of inventory or supplies. For example, some of our contracts with suppliers contain restrictions on our ability to return products, such as caps on the amount of products that can be returned, and we may lose preferential pricing terms for such products if we exceed these caps, which could materially affect our profit margins. If we are unable to correctly predict demand for the products that we are committed to purchase, we will be responsible for covering the cost of the products that we are unable to sell, and our financial condition and results of operations may suffer.

We largely depend on overseas suppliers for blank inventory and if we do not appropriately manage the risks related to product safety and quality, we may face regulatory actions or recalls and our operating results will be harmed.

Like most retailers, manufacturers in China are the source of much of the blank inventory we utilize in the creation of customized products for sale on our websites, whether sourced from vendors directly by our supply managers or purchased through our business partners. Regulatory oversight of manufacturing in China is not subject to the same standards of product safety or supply chain scrutiny as may be expected in the United States. One or more of our vendors might not adhere to U.S. quality or legal standards, and we might not identify the deficiency before merchandise ships to our customers. The Transparency in Supply Chains Act of 2010 in California requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. We rely on indemnities from suppliers and manufacturers with respect to the goods we customize and that protection may or may not be enough to shield us from liability for quality deficiencies. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a later recall, which could damage our reputation, our brands and our customers’ brands and harm our business. While we have never been subject to a product recall, there can be no guarantee that we will not face one in the future. Recently enacted legislation has given the United States Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies like ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our business and operating results.

Increased product returns and the failure to accurately predict product returns could substantially harm our business and results of operations.

We generally offer our customers an unconditional 30-day return policy which allows our customers to return most products for a full refund if they are not satisfied for any reason. We make allowances for product re-dos and chargebacks in our financial statements based on historical return rates and current economic conditions. Actual merchandise returns are difficult to predict and may differ from our allowances. Any significant increase in merchandise returns or chargebacks above our allowances would substantially harm our business and results of operations.

Our business would be adversely affected by the departure of existing members of our senior management team and other key personnel.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Bob Marino, our Chief Executive Officer, and Monica N. Johnson, our Chief Financial Officer, as well as other key personnel. In addition, we have not entered into long-term employment agreements or non-compete agreements with some members of our senior management team. Our employees can terminate their employment with us at any time. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train and retain qualified personnel with relevant industry and operational expertise, we may be unable to effectively execute our business plan or maintain or, in the future, expand our operations, which in turn would harm our business.

Our operations depend heavily on skilled personnel trained in our proprietary printing and production techniques and personnel knowledgeable about the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e-commerce and printing industries, is vital to our success. In our newly-acquired businesses we must strive to retain employees of these businesses to drive future growth and revenue in the acquired properties. There is substantial competition for qualified personnel and we cannot assure you that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified personnel for each of our e-commerce sites operations, our business may suffer.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of December 31, 2012, we had six issued patents and seven patents pending in the United States, which relate to our unique e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. In January 2013, Express Card Systems LLC filed suit against us and in a separate suit, against partner Target Corporation, for which we have an indemnification obligation for the licensed platform. While we believe the suits to be meritless, the defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our website services until resolution of such litigation.

We are subject to, or will soon be subject to, additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, as a result of becoming a public company and our management has limited experience managing a public company.

We have limited experience as a public company and will incur significant legal, accounting and other expenses, particularly after we cease to be an “emerging growth company” that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to compliance initiatives and we may not successfully or efficiently manage our transition into a public company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While the JOBS Act will provide us with more time to achieve full compliance, the regulations surrounding Section 404 of the Sarbanes-Oxley Act will require us to incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some corporate activities more time-consuming and costly than private company compliance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers and make securing directors’ and officers’ liability insurance more expensive.

If we are unable to successfully improve internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have implemented and continue to adopt and implement measures to improve our internal controls. We are likewise in the process of developing procedures for our newly-acquired companies as well. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. In the past we have experienced deficiencies in internal controls, and while the amounts of revenue involved were not material and we believe we have remediated the deficiency, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The long term viability and prospects of e-commerce remain relatively uncertain. Our future operating results will depend on numerous factors, including:

•	the growth of personal computer, Internet and broadband usage and penetration, and the rate of any such growth;

•	the trust and confidence level of consumers in online shopping, as well as changes in consumer demographics and consumers’ tastes and preferences;

•	concerns about buying customized and personalized products without face-to-face interaction with sales personnel;

•	our ability to provide high-quality customization capabilities;

•	the selection, price and popularity of products that we and our competitors offer on websites;

•	whether alternative retail channels or business models that better address the needs of consumers emerge;

•	the impact of new technology platforms for Internet access, like mobile, and methods of marketing, such as social media;

•	the development of fulfillment, payment and other ancillary services associated with online purchases; and

•	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

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

We plan to continue to target customers in countries outside the United States. We maintain websites localized to the markets in the United Kingdom, Australia, Canada, Germany, Spain and France. Additionally, we utilize contract manufacturing operations in the Czech Republic. In connection with our international presence we are subject to a variety of risks including:

•	the need to develop new production, supplier and customer relationships;

•	difficulties in enforcing contracts, collecting accounts receivables and longer payment cycles;

•

regulatory, political or contractual limitations on our ability to operate and sell in certain foreign markets, including trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses;

•	varying data privacy and security laws and regulations in other countries;

•	challenges of international delivery and customs requirements;

•	varying product safety requirements and content restrictions in other countries;

•	difficulties of language translations, increased travel, infrastructure and legal compliance and enforcement costs associated with international locations;

•	currency translation and transaction risk, which may negatively affect our revenues, cost of net revenues and gross margins, and could result in exchange losses;

•	difficulty with managing widespread international operations and fulfillment partnerships;

•	reduced protection for intellectual property rights in some countries;

•	the need to defend against intellectual property infringement claims against us in unfamiliar foreign legal regimes and to comply with unfamiliar foreign regulatory schemes and laws;

•	lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage as well as broadband connections on which our content-rich services depend;

•	heightened exposure to political instability, war and terrorism; and

•	changes in the general economic and political conditions.

As we continue to expand our business globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with our international presence. Our failure to manage any of these risks successfully could harm our international reputation and reduce our international sales, adversely affecting our business, operating results and financial condition.

If use of the Internet, particularly with respect to e-commerce, decreases or stays flat, our business and results of operations will be harmed.

Our future revenues are substantially dependent upon the continued growth in the use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce for several reasons including the following:

•	actual or perceived lack of security of information or privacy protection;

•	attacks on or attempts to hijack our domain or website traffic or similar damage to our domains or servers;

•	possible disruptions, computer viruses, spyware, phishing, attacks or other damage to the Internet servers, service providers, network carriers and Internet companies or to users’ computers; and

•	excessive governmental regulation and new taxation measures.

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

As mentioned above, we also participate in flash deal promotions through group-buying websites such as Groupon. Due to the emerging development of this business model, the terms and conditions of these programs continue to evolve and the taxation, legal and other potential regulatory implications of these sales activities have yet to be fully settled. Based on the terms of the agreements that we have entered into to date, and based on our judgmental evaluation of the criteria in the authoritative accounting guidance, we have concluded that we are the primary obligor in these transactions and have recorded revenues on a gross basis and the fees retained by the group-buying website as sales and marketing expense. We will continue to evaluate changes in the terms and conditions of these programs, or changes in accounting guidance in determining our accounting for these programs. There can be no guarantee that the legal, accounting and customer service approaches we have taken to these programs will be appropriate in the future. Changes in the terms and conditions of these programs or our evaluation of our performance obligations and associated tax, escheatment and other obligations associated with these programs could have a material adverse effect on our business, operating results or financial position or otherwise harm our business.

Taxation risks could subject us to liability for past sales and cause our future sales to decrease.

United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to affiliate marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. In addition, Congress is considering a bill introduced in July 2011 called the Main Street Fairness Act, which would authorize states to use the Streamlined Sales and Use Tax Agreement to require remote retailers to collect and remit sales taxes in those states. Other bills were introduced thereafter, including The Marketplace Equity Act and The Marketplace Fairness Act, which covered similar subject matters. The bill ultimately did not pass but further attempts are expected in 2013 after the election year cycle of 2012. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business as it grows.

We also pay royalties to our designers where they upload content and license to us for the creation of online storefronts operated by us. We believe it is our content owners’ obligation to pay taxes on their royalty income. In the U.S., we issue appropriate tax forms disclaiming the withholding on taxes on such royalty income to them. While we have had no taxing authority inquiries on such on the application position withholding taxes there is no guarantee that such procedures will be appropriate to disclaim taxable nexus in every state and foreign country in the future and we plan to periodically review such positions on a regular basis for recent developments.

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

Risks related to ownership of our common stock

Our stock price has been volatile, may continue to be volatile and may decline regardless of financial performance.

The market price for our common stock has fluctuated and may continue to fluctuate in response to a number of factors, including:

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

For example, from March 29, 2012 through December 31, 2012, our stock price has fluctuated from $22.69 to a lowest close price of $4.91 on November 9, 2012. As of December 31, 2012, our stock price closed at $5.77.

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

We are an “emerging growth company,” and we intend to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements afforded to “emerging growth companies,” including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the date of our initial public offering, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million or our revenues exceed $1 billion as of any June 30 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive because we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

As long as we remain an “emerging growth company” we will not be required to comply with certain of the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and require us to provide an auditor attestation on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Facilities

As of December 31, 2012, our properties consisted of the following locations:

Principal use	Location	Square footage	Lease expiration
Corporate Offices	San Mateo, California	21,441	March 31, 2018
Corporate Offices and Production Facilities	Louisville, Kentucky	331,165	July 31, 2017
Corporate Offices and Production Facilities	Norcross, Georgia	69,942 14,014	March 31,2016 August 31, 2014
Corporate Offices and Production Facilities	Raleigh, North Carolina	55,000	December 31, 2015
Production Facilities	Cheshire, Connecticut	12,000	March 31, 2027
Production Facilities	Cary, North Carolina	6,292	June 30, 2013
Production Facilities	Portland, Oregon	2,400	May 31, 2013

We believe that current facilities are sufficient to meet our needs for the foreseeable future and should additional space be needed, such space can be leased on commercially reasonable terms to accommodate any future growth.

ITEM 3.	Legal Proceedings

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

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against CafePress in the Eastern District of Texas, Tyler Division. In a related case, Express Card Systems also filed a complaint against Target Corporation, for which Target has sought indemnification from EZ Prints, Inc. in connection EZ Prints’ operation of its www.targetphoto.com website. Both complaints assert infringement of U.S. Patent Nos. 5,748,484 and 5,552,994, which purport to cover systems for ordering and printing social expression cards. The complaint asserts both direct and indirect infringement of such patents without providing any explanation or basis for such allegations of infringement. Both suits seek unspecified damages. In the last two months, Express Card Systems has sued over a dozen retailers and custom printing providers in the United States. No answer is yet due or been filed. We believe these suits to be without merit and will defend ourselves and our indemnitee vigorously.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common equity

After the pricing of our initial public offering on March 29, 2012, our common stock has traded on the NASDAQ Global Select Market under the symbol “PRSS.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated:

Fiscal Year 2012	High	Low
First Quarter (beginning on March 29, 2012)	$22.69	$18.90
Second Quarter	$19.39	$12.12
Third Quarter	$15.21	$7.68
Fourth Quarter	$9.16	$4.44

On March 15, 2013, the last sale price for our common stock on NASDAQ was $5.98 per share.

Stockholders

As of March 15, 2013, according to the records of our transfer agent, there were approximately 165 registered holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on shares of our capital stock. We currently expect to retain all of our earnings, if any, to finance the expansion and development of our business, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. Our board of directors will determine whether to declare any future dividends, if any, in its discretion subject to applicable laws. Any such determination will depend on our financial condition, results of operations, capital requirements, general business conditions and any other factors our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock performance graph

We have presented below the cumulative total return to our stockholders during the period from March 29, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2012 in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and assume reinvestment of dividends.

COMPARISON OF NINE MONTH CUMULATIVE TOTAL RETURN

Among CafePress, Inc, the NASDAQ Composite Index

And the NASDAQ-100 Technology Sector Index

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CafePress, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The comparisons in the graph above are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Unregistered sales of equity securities

None.

Issuer purchases of equity securities

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.

Use of proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on March 28, 2012, which registered an aggregate of 5,175,000 shares of our common stock, including 675,000 shares that the underwriters had the option to purchase but did not subsequently purchase. On April 3, 2012, 2,500,000 shares of common stock were sold on our behalf and 2,000,000 shares of common stock were sold on behalf of the selling stockholders at an initial public offering price of $19.00 per share, for aggregate net offering proceeds, after deducting underwriting discounts and commissions of $44,175,000 to us, and $35,340,000 to the selling stockholders. The underwriters of the offering were J.P. Morgan Securities LLC, Jefferies & Company, Inc., Cowen and Company, LLC, Janney Montgomery Scott LLC and Raymond James & Associates, Inc. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

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

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data:
Net revenues	$217,786	$175,482	$127,930	$103,493	$120,407
Cost of net revenues(1)	128,599	100,191	72,447	57,688	74,403

Gross profit	89,187	75,291	55,483	45,805	46,004
Operating expenses:
Sales and marketing(1)	53,978	40,809	26,484	17,711	20,447
Technology and development(1)	14,921	12,768	14,305	13,152	12,590
General and administrative(1)	16,809	13,573	9,593	9,322	10,883
Acquisition-related costs	3,424	2,696	794	—	—
Impairment charges	—	—	—	—	3,746

Total operating expenses	89,132	69,846	51,176	40,185	47,666

Income (loss) from operations	55	5,445	4,307	5,620	(1,662)
Interest income	76	56	116	220	527
Interest expense	(202)	(194)	(215)	(253)	(302)
Other income (expense), net	—	—	239	(3)	2

Income (loss) before income taxes	(71)	5,307	4,447	5,584	(1,435)
Provision for income taxes	11	1,701	1,724	2,255	808

Net income (loss)	$(82)	$3,606	$2,723	$3,329	$(2,243)

Net income (loss) per share of common stock(2):
Basic	$(0.01)	$0.17	$0.11	$0.15	$(0.29)

Diluted	$(0.01)	$0.16	$0.10	$0.15	$(0.29)

Shares used in computing net income (loss) per share of common stock(2):
Basic	15,021	8,798	8,308	8,065	7,673
Diluted	15,021	9,403	8,860	8,668	7,673

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except key operating metrics)
	(unaudited)
Other financial and non-GAAP financial data:
Adjusted EBITDA(3)	$17,603	$18,740	$14,550	$14,136	$9,715
Capital expenditures	11,012	5,373	5,836	3,283	7,393
Key operating metrics (4):
Total customers(5)	3,086,857	2,681,605	2,077,587	1,736,787	2,053,122
Total number of orders(6)	4,159,230	3,545,305	2,655,264	2,157,835	2,582,176
Average order size(7)	$51	$50	$48	$48	$47

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$31,198	$27,900	$19,276	$13,255	$8,809
Short-term investments	9,403	8,437	10,033	12,974	9,998
Working capital	13,837	17,973	15,873	15,502	7,993
Total assets	157,532	88,982	72,056	52,388	46,798
Total indebtedness	3,707	3,174	3,020	3,326	3,670
Convertible preferred stock	0	22,811	22,811	22,811	22,811
Total stockholder’s equity	93,309	25,620	17,419	7,709	1,840

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of net revenues	$238	$164	$152	$160	$174
Sales and marketing	573	520	472	359	377
Technology and development	191	267	569	618	501
General and administrative	3,181	1,427	981	1,004	881

Total stock-based compensation expense	$4,183	$2,378	$2,174	$2,141	$1,933

(2)	Please see notes 2 and 11 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.
(3)	Adjusted EBITDA is a non-GAAP financial measure that our management uses to assess our operating performance and it is a factor in the evaluation of the performance of our management in determining compensation. We define Adjusted EBITDA as net income less interest and other income (expense), provision for income taxes, depreciation and amortization, amortization of intangible assets, acquisition-related costs, stock-based compensation and impairment charges.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
	(unaudited)
Net income (loss)	$(82)	$3,606	$2,723	$3,329	$(2,243)
Non-GAAP adjustments:
Interest and other (income) expense	126	138	(140)	36	(227)
Provision for income taxes	11	1,701	1,724	2,255	808
Depreciation and amortization	6,294	5,836	6,364	6,013	5,387
Amortization of intangible assets	3,647	2,385	911	362	311
Acquisition-related costs	3,424	2,696	794	—	—
Stock-based compensation	4,183	2,378	2,174	2,141	1,933
Impairment and restructuring charges	—	—	—	—	3,746

Adjusted EBITDA	$17,603	$18,740	$14,550	$14,136	$9,715

(4)	Key operating metrics do not include the legacy EZ Prints results given the Business-to-Business, or B2B, nature of its operations.
(5)	Total customers represents the number of transacting customers in a given period.
(6)	Total number of orders represents the number of individual transactions that are shipped during the period.
(7)	Average order size is calculated as billings for a given period divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenues; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to successfully integrate acquired businesses; our intention to expand our service offerings; our ability to retain and attract customers; our ability to retain and control the costs of suppliers; our ability to increase content licenses; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

We believe we are a leading e-commerce platform enabling customers worldwide to create, buy and sell a wide variety of customized and personalized products. We serve our customers, including both consumers and content owners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com. Our consumers include millions of individuals, groups, businesses and organizations who leverage our innovative and proprietary print-on-demand services to express interests, beliefs, and affiliations by customizing a wide variety of products. These products include clothing and accessories, art and posters, stickers, home decor, and stationery. Our content owners include individual designers as well as artists and branded content licensors who leverage our platform to reach a mass consumer base and monetize their content. We believe we are a leading e-commerce platform for customization of consumer products based on our more than a decade of experience of providing high-quality customized products in single unit and small quantity orders on a when-ordered basis. We have developed a strong brand with a growing community that, as of December 31, 2012, had more than 19 million members and more than three million shops, and we shipped over 4 million orders in 2012 from a catalog of over 400 million unique products, as measured by the number of different combinations of designs and types of merchandise.

We define members as visitors to our website who register with us and provide their email address. Members often become customers through purchases on our websites, content owners by opening a shop or purchasing through our Create & Buy function, or both. Content owners include individuals or groups who upload or design images for their own purchase or for sale to others, or corporate clients who provide content to support the sale of branded merchandise. These products can be sold through storefronts hosted by CafePress, which we refer to as shops. Content owners may also sell products through the retail marketplace found on our portfolio of e-commerce websites.

An important driver for our growth is customer acquisition, primarily through online marketing efforts including paid and natural search, email, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. We are investing aggressively in customer acquisition and as a result, our sales and marketing expenses are our largest operating expense. Increases in our content library of user-generated and branded content also drive our growth. The expansion of product categories, as well as branded products, contributed to increases in our sales volume as consumers continue to desire custom products, individualized to their unique interests and affiliations. To further expand our customer base outside the United States, we maintain localized websites in Australia, Canada, Germany, France, Spain and the United Kingdom.

The majority of our net revenues is generated from sales of customized products through our e-commerce websites and associated charges. In addition, we generate revenues from fulfillment services, including print and production services provided to third parties. Consumers purchase customized products directly from our website or through storefronts hosted by CafePress. Customized products include user-designed products as well as products designed by our content owners. We pay royalties to content owners for the use of their content on our products and royalty payments are included in cost of net revenues.

A key differentiator of our business model is our ability to profitably produce customized merchandise in small quantities on a when-ordered basis. We generally process and ship orders within three business days after a customer places an order and in many instances can process and ship an order within 24 hours from when the order is placed. We have invested substantial time and resources in establishing our production and fulfillment operations in Louisville, Kentucky and Raleigh, North Carolina. We combine our state-of-the-art print-on- demand infrastructure and technology with variable staffing and efficient distribution to deliver small production run orders profitably at scale.

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

In October 2012, we entered into a Merger Agreement with EZ Prints. At the effective time of the merger, all outstanding shares of capital stock of EZ Prints held by the EZ Prints stockholders were converted into the right to receive an initial closing payment in the aggregate amount of $30.0 million in cash, subject to customary adjustments and other transaction expenses. The Merger Agreement also provides for earn-out consideration whereby the EZ Prints stockholders have contingent rights to receive up to $10.0 million based on achievement of certain performance targets for the acquired business over the 12 months following the closing of the Merger. To the extent that such performance targets are achieved, the first $2.7 million will be paid in either CafePress common stock or cash, at the election of the receiving EZ Prints Stockholders, which election was made prior to the closing of the Merger with 6% of EZP stockholders electing stock and 94% electing cash. Any remainder of the $10.0 million, if earned, above $2.7 million would be paid out solely in cash. The Merger Agreement provides that the value of each share of common stock to be issued as part of the earn-out consideration will be $9.24. Accordingly, if the performance targets are achieved in full, CafePress will issue approximately 876 shares of CafePress common stock with an aggregate value of $8,100 (based on the value of $9.24 per share) to three former stockholders of EZ Prints, and the remaining earn-out consideration will be paid in cash. We may be unable to successfully integrate this business or realize the anticipated benefits of the acquisition.

We monitor several key operating metrics including:

Three months ended	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Key operating metrics: (excluding EZ Prints)
Total customers	557,309	629,170	600,013	1,138,425	700,019	737,148	679,310	1,245,338
Total number of orders	665,088	742,529	736,562	1,401,126	839,020	888,439	830,819	1,600,952
Average order size	$50	$50	$50	$49	$48	$52	$54	$50

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

Average order size

Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix.

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

We recognize revenues associated with an order when all revenue recognition criteria have been met. Revenues are recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers, or have most of these indicators. For transactions where we act as principal and record revenues on a gross basis, applicable royalty payments to our content owners are recorded in cost of net revenues.

We have entered into arrangements with certain customers to provide fulfillment services under which we are not the primary obligor. These arrangements have historically constituted a smaller component of our business. We consider that we are acting as an agent in such transactions. The net fees received on such transactions are recorded as revenues.

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to our manufacturing facilities. The cost of materials may vary based on revenues as well as the price we are able to negotiate when purchasing cotton or other such commodities. Shipping fluctuates with volume as well as the method of shipping chosen by the consumer and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is an hourly or a salary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses comprise fees we pay to our content owners for the use of their content on our products. Certain sales transactions under our Create & Buy program do not incur royalties. For other product sales, royalties vary with volume as well as whether the transaction occurred in a shop or the marketplace. Royalty-based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

Operating expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative expenses and acquisition-related costs. Personnel-related expenses comprise a significant component of our operating expenses and consist of wages and related benefits, bonuses and stock-based compensation.

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

Acquisition-related costs

Acquisition-related costs include performance-based compensation payments, any changes in the estimated fair value of performance-based contingent consideration payments which were initially recorded in connection with our acquisitions and third-party fees incurred in connection with our acquisition activity.

In each period, we revise our accrual for earn-out payments based on our current estimates of performance relative to the stated targets and, where applicable, additional service provided. The accrual could be adjusted if the achievement of goals results in an amount paid that is different from our accrual estimate.

Critical accounting policies and estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, operating expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue recognition

We recognize revenues from product sales, net of estimated returns based on historical experience, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We evaluate whether it is appropriate to record the gross amount of product sales and related costs as product revenues or the net amount earned as fulfillment revenues. Revenues are recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers, or have most of these indicators. When we are not the primary obligor and do not take inventory risk, revenues will be recorded at the net amount received by us as fulfillment revenues.

Product sales and shipping revenues are recognized net of promotional discounts, rebates, and return allowances. Revenues from product sales and services rendered are recorded net of sales and consumption taxes. We periodically provide incentive offers to customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when used by customers, are treated as a reduction of revenues. We maintain an allowance for estimated future returns and credit card chargebacks based on current period revenues and historical experience.

We account for flash deal promotions through group-buying websites as gift certificates. Deferred revenue is recorded at the time of the promotion based on the gross fee payable by the end customer as we are the primary obligor in the transaction. We defer the costs for the direct and incremental sales commission retained by group-buying websites and records the associated expense as a component of sales and marketing expense at the time revenue is recognized. Revenue is recognized on redemption of the offer and delivery of the product to our customers.

We run internally managed promotions upon redemption of flash promotions, in which customers can purchase a voucher redeemable for a specified product at a promotional price. This program is accounted for as gift certificates. Deferred revenue is recorded at the time the voucher is purchased and revenue is recognized on redemption and delivery of the product to the customers.

We recognize gift certificate breakage from flash promotions, its internally managed voucher promotions, and gift certificate sales as a component of revenues. We monitor historical breakage experience and when sufficient history of redemption exists, we record breakage revenue in proportion to actual gift certificate redemptions. When we conclude that insufficient history of redemption and breakage experience exists, breakage revenue is recognized upon expiration of the flash deal promotion or in the period we consider the obligation for future performance related to such breakage to be remote. Changes in customers’ behavior could impact the amounts that are ultimately redeemed and could affect the breakage recognized as a component of revenues.

We recognized breakage revenue for flash promotions of $5.6 million, $2.6 million and $0.4 million and the associated direct sales commission of $1.9 million, $1.1 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. This increased operating income by $3.7 million, $1.5 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We recognized breakage revenue, and thus increased operating income by the same amount as there are no associated deferred costs for its internally managed voucher promotions and gift certificate programs of $0.7 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. Voucher promotions or gift certificate programs in the year ended December 31, 2010 were not significant.

Internal use software and website development costs

We incur costs associated with website development and for software developed or obtained for internal use. We expense all costs that relate to the planning associated with website development and for the post- implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of two to three years. Costs associated with repair or maintenance are expensed as incurred.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed related to a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. We conduct a quantitative test for the impairment of goodwill at least annually, during the third quarter of each year, and also whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be fully recoverable. The quantitative impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the loss is measured as the excess of recorded goodwill over its implied fair value, or the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities.

As of the date of our annual goodwill impairment tests in 2012 and 2011, we had two reporting units: Art and CafePress Consumer. We determine our reporting units for goodwill impairment testing by identifying those components at, or one level below, our reporting segments that (1) constitute a business, (2) have discrete financial information available, and (3) are regularly reviewed by segment management. In performing our quantitative impairment tests, we determine the fair value of our reporting units through a combination of the income and market approaches. Under the income approach, we estimate fair value based on a discounted cash flow model using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Under the market approach, we estimate fair value of our overall business based on our current market capitalization. Based on our annual impairment analyses performed in the third quarter of 2012 and 2011, neither of our reporting units were at risk of failing step one of the quantitative goodwill impairment assessment and therefore no impairment was recorded.

Subsequent to our annual impairment analysis in the third quarter of 2012, we exceeded the cash flow forecasts in the income approach for both of our reporting units. Our stock price declined during the second half of 2012; however, it has subsequently recovered since the announcement of our actual 2012 fiscal year financial performance. Accordingly, we considered the decline in our stock price as of December 31, 2012 to be temporary in nature and not an indicator requiring an event-driven impairment assessment.

During the fourth quarter of 2012, our acquisition of EZ Prints and the combination of that business with our legacy CafePress B2B group resulted in three reporting units as of December 31, 2012: Art, CafePress Consumer, and CafePress Services. Our goodwill balance in each reporting unit as of December 31, 2012 was $6.8 million, $10.4 million, and $23.0 million, respectively.

The application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining the appropriate discount and growth rates and other assumptions. The Company’s discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company’s historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in these estimates and assumptions as well as a decline in our stock price for a sustained period could materially affect the determination of fair value for each reporting unit which could trigger impairment.

We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Our intangible assets have an economic useful life and/or expire after a specified period of time and thus are classified as finite-lived intangible assets on our balance sheets. Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated economic life of the assets which range from three years to eight years. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. Factors that could result in an impairment review include, but are not limited to, significant underperformance relative to projected future operating results, significant negative industry or economic trends and changes in the planned use of assets.

Income taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filings basis of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We believe that the net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future. In the event that actual results differ from those estimates in future periods, we may need to record an increase to our valuation allowance, which will negatively impact deferred tax assets and the results of operations in the period the change is made.

Stock-Based Compensation Expense

We measure our stock based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.

We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using historical and implied volatility and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of income.

Results of operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Year ended December 31,
	2012	2011	2010
Net revenues	100%	100%	100%
Cost of net revenues	59	57	57

Gross profit	41	43	43

Operating expenses:
Sales and marketing	25	23	21
Technology and development	7	7	11
General and administrative	8	8	7
Acquisition-related costs	2	2	1

Total operating expenses	41	40	40

Income from operations	0	3	3
Interest income	0	0	0
Interest expense	0	0	0
Other income, net	0	0	0

Income before income taxes	0	3	3
Provision for income taxes	0	1	1

Net income	0	2%	2%

Effective tax rate	(15.5%)	32.1%	38.8%

Comparison of the years ended December 31, 2012 and December 31, 2011

The following table presents our statements of operations for the periods indicated:

	Year ended December 31,
	2012	2011	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$217,786	$175,482	$42,304	24%
Cost of net revenues	128,599	100,191	28,408	28

Gross profit	89,187	75,291	13,896	18

Operating expenses:
Sales and marketing	53,978	40,809	13,169	32
Technology and development	14,921	12,768	2,153	17
General and administrative	16,809	13,573	3,236	24
Acquisition-related costs	3,424	2,696	728	27

Total operating expenses	89,132	69,846	19,286	28

Income from operations	55	5,445	(5,390)	(99)
Interest income	76	56	20	36
Interest expense	(202)	(194)	(8)	4

Income (loss) before income taxes	(71)	5,307	(5,378)	(101)
Provision for income taxes	11	1,701	(1,690)	(99)

Net income (loss)	$(82)	$3,606	$(3,688)	(102%)

Net revenues

Net revenues increased $42.3 million, or 24%, in 2012 compared to 2011. The increase in net revenues is primarily due to an increase in orders, which was attributable to new customer acquisitions, increases in customer repeat rates and expansion of our merchandise catalog, particularly new art products and stationery as well as increase in average order size and pricing year-over-year. EZ Prints and Logo’d Softwear contributed $7.6 million and $12.2 million, respectively, of the total increase in net revenues. These increases were partially offset by $0.7 million decrease in international sales. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $28.4 million, or 28%, in 2012 compared to 2011. As a percentage of net revenues, cost of net revenues was 59% in 2012, compared to 57% in 2011. Within cost of net revenues, materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 3.1 percentage points due to changes in the product mix, increased promotional offerings designed to attract new customers, plant consolidation expenses, as well as the impact of the B2B portion of the EZ Prints business which lower gross margins. These increases were partially offset by a 1.1 percentage point decline in royalty payments due to an increase in sales of products with lower royalty rates.

Sales and marketing

Sales and marketing expenses increased $13.2 million, or 32%, in 2012 compared to 2011. Sales and marketing expenses were 25% of net revenues in 2012 compared to 23% in 2011. The increase in sales and marketing expenses was primarily due to higher variable customer acquisition expenses, including increases of $8.3 million in advertising expenses and $1.0 million in direct marketing costs. Customer acquisition costs increased primarily due to increased online acquisition activities, such as keyword searches, display marketing and email marketing, as well as costs related to flash deal promotions. We expect our customer acquisition costs on an annual basis to continue at similar rates, as a percentage of revenue, for the foreseeable future. Due to our recent acquisitions, payroll and related costs increased $1.9 million and amortization of intangible assets increased by $0.9 million as compared to 2011.

Technology and development

Technology and development expenses increased $2.2 million, or 17%, in 2012 compared to 2011. Technology and development expenses were 7% of net revenues in 2012, which is consistent with 2011. The increase in absolute dollars is primarily due to increase in IT related expenses by $1.0 million related primarily to the transition to a new co-location data center and costs to support our websites due to the growth in our business. In addition, amortization increased by $0.8 million due to amortization expense of intangible assets related to our recent acquisitions.

General and administrative

General and administrative expenses increased $3.2 million, or 24%, in 2012 compared to 2011. General and administrative expenses were 8% of net revenues in 2012 which is consistent with 2011. The increase in absolute dollars is primarily due to $1.8 million increase in stock-based compensation expense, $0.8 million increase of personnel-related costs due to additional employees and contractors to support the growth in our business and to a lesser extent, costs associated with being a public company.

Acquisition-related costs

Acquisition-related costs were $3.4 million in 2012, an increase of $0.7 million from $2.7 million in 2011. This expense consists of the accrual of acquisition related performance-based compensation payments related to our acquisitions, changes in the estimated fair value of contingent considerations and third party acquisition-related costs. The increase in acquisition-related costs is primarily related to legal and professional fees incurred in our acquisition activity.

Provision for income taxes

The provision for income tax was $11,000 in 2012 compared to $1.7 million in 2011. Our effective tax rate was (15.5%) and 32.1% in 2012 and 2011, respectively. The effective tax rate was lower in 2012 primarily due to the impact of the domestic production deductions and lower incentive stock option expense in 2012 which caused our nontaxable items to have larger impact on our effective tax rate.

Comparison of the years ended December 31, 2011 and December 31, 2010

The following table presents our statements of operations for the periods indicated:

	Year ended December 31,
	2011	2010	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$175,482	$127,930	$47,552	37%
Cost of net revenues	100,191	72,447	27,744	38

Gross profit	75,291	55,483	19,808	36

Operating expenses:
Sales and marketing	40,809	26,484	14,325	54
Technology and development	12,768	14,305	(1,537)	(11)
General and administrative	13,573	9,593	3,980	41
Acquisition-related costs	2,696	794	1,902	240

Total operating expenses	69,846	51,176	18,670	36

Income from operations	5,445	4,307	1,138	26
Interest income	56	116	(60)	(52)
Interest expense	(194)	(215)	21	(10)
Other income, net	—	239	(239)	(100)

Income before income taxes	5,307	4,447	860	19
Provision for income taxes	1,701	1,724	(23)	(1)

Net income	$3,606	$2,723	$883	32%

Net revenues

Net revenues increased $47.6 million, or 37%, in 2011 compared to 2010. The increase in net revenues is primarily due to an increase in orders, which was attributable to new customer acquisitions and expansion of our merchandise catalog, particularly new art products, as well as growth in our international sales. Canvas On Demand and InvitationBox.com led our new product expansion and contributed $23.8 million of the total increase in net revenues. The remaining increase in net revenues was due to an increase in domestic sales for our other products of $19.1 million and an increase in international sales of $4.7 million. These increases were attributable to our increased focus on customer acquisition and international expansion, respectively. While the acquisition of Canvas On Demand significantly contributed to the increase in net revenues in 2011, and we expect it to continue to contribute to the growth of our art product revenues, our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $27.7 million, or 38%, in 2011 compared to 2010. As a percentage of net revenues, cost of net revenues was 57% in 2011, which is consistent with 2010. Within cost of net revenues, materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 1.8 percentage points due to changes in the product mix and increased promotional offerings designed to attract new customers. These increases were partially offset by a 1.3 percentage point decline in royalty payments due to an increase in sales of products with lower royalty rates.

Sales and marketing

Sales and marketing expenses increased $14.3 million, or 54%, in 2011 compared to 2010. Sales and marketing expenses were 23% of net revenues in 2011 compared to 21% in 2010. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $11.2 million in customer acquisition costs, $0.7 million in order processing expenses and $0.7 million in customer service costs. In addition, payroll and related costs increased $1.2 million to support the growth in our net revenues and represented a full year of personnel costs related to our Canvas On Demand acquisition in September 2010. Customer acquisition costs increased primarily due to increased online acquisition activities, such as keyword searches, display marketing and email marketing, as well as costs related to flash deal promotions. We expect our customer acquisition costs on an annual basis to continue at similar rates, as a percentage of revenue, for the foreseeable future.

Technology and development

Technology and development expenses decreased $1.5 million, or 11%, in 2011 compared to 2010. Technology and development expenses were 7% of net revenues in 2011 compared to 11% in 2010. The decrease in absolute dollars is primarily due to a reduction in personnel- and contractor-related expenses of $1.4 million, increased capitalization of website development costs of $0.6 million, partially offset by an increase of $0.7 million in website services expense.

General and administrative

General and administrative expenses increased $4.0 million, or 41%, in 2011 compared to 2010. General and administrative expenses were 8% of net revenues in 2011 compared to 7% in 2010. The increase in absolute dollars is primarily due to an increase in personnel-related costs related to additional employees and contractors to support the growth in our business, and higher professional fees for legal and accounting services.

Acquisition-related costs

Acquisition-related costs were $2.7 million and $0.8 million in 2011 and 2010, respectively. This expense represents the accrual of performance-based contingent consideration payments related to our acquisitions of Canvas On Demand in September 2010 and L&S Retail Ventures, Inc. in October 2011.

Provision for income taxes

The provision for income tax was $1.7 million in both 2011 and 2010. Our effective tax rate was 32.1% and 38.8% in 2011 and 2010, respectively. The effective tax rate was lower in 2011 primarily due to the impact of a lower effective state tax rate and lower incentive stock option expense in 2011.

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

Liquidity and capital resources

As of December 31, 2012, we had cash, cash equivalents, and short term investments totaling $40.6 million. In connection with our initial public offering, or IPO, that closed on April 3, 2012 we received cash proceeds of $41.8 million, net of underwriters’ discounts and commissions and expenses paid by the company. Prior to the initial public offering, we have funded our operations primarily with cash flows from operations and, to a lesser extent, issuances of convertible preferred stock and debt financing, including capital leases.

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

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$10,110	$16,924	$13,553
Net cash used in investing activities	$(47,295)	$(8,027)	$(7,932)
Net cash provided by (used in) financing activities	$40,483	$(273)	$400

Cash flows from operating activities

Our primary source of cash from operating activities is cash collections from our customers and partners. The substantial majority of our net revenues are generated from credit card transactions and credit card accounts receivable and are typically settled within one and five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter and cash flows in the first six months have historically been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business. We expect that cash provided by operating activities may fluctuate in future periods due to a number of factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.

In 2012, net cash provided by operations was $10.1 million. Net income adjusted for non-cash items totaling $12.3 million was offset by a $2.1 million change in assets and liabilities. Non-cash items included depreciation and amortization of $6.3 million, amortization of intangible assets of $3.6 million and stock-based compensation of $4.2 million offset by deferred income tax of $1.7 million. Our assets increased more than our liabilities primarily due to the increase in accounts receivables related to timing of flash sales deals, increase in inventory due to introductions of new products and increase of prepaid expenses and other assets due to timing of purchases.

In 2011, net cash provided by operations was $16.9 million, primarily due to our net income of $3.6 million, adjusted for non-cash items of $8.2 million for depreciation and amortization, including amortization of intangible assets, and $2.4 million for stock-based compensation. In addition, the growth in our business resulted in net cash from the change in our operating assets and liabilities of $3.9 million as our accounts payable, deferred revenue and accrued liabilities increased more than our accounts receivable, inventory and other assets. As our net revenues are primarily settled through credit cards, and our accounts payable are settled based on contractual payment terms with our suppliers, growth in our business resulted in a greater increase in our operating liabilities than our operating assets.

In 2010, net cash provided by operations was $13.6 million, primarily due to our net income of $2.7 million, adjusted for non-cash items of $7.3 million for depreciation and amortization, including amortization of intangible assets, and $2.2 million for stock-based compensation. In addition, the growth in our business resulted in net cash from the change in our operating assets and liabilities of $2.3 million as our accounts payable, deferred revenue and accrued liabilities increased more than our accounts receivable, inventory and other current assets.

Cash flows from investing activities

In 2012, net cash used in investing activities was $47.3 million, consisting primarily of net cash paid for the acquisition of EZ Prints and Logo’d Softwear of $28.6 million and $7.1 million, respectively. In addition, we used $8.0 million for capital expenditures related to the purchase of property and equipment, capitalized $3.0 million of software and website development costs, and used $1.0 million to purchase short term investments net of maturities.

In 2011, net cash used in investing activities was $8.0 million. Net cash used for the acquisition of substantially all of the assets of L&S Retail Ventures, Inc. was $4.5 million including $0.5 million of restricted cash held in escrow at December 31, 2011. In addition, we used $3.4 million for capital expenditures related to the purchase of property and equipment, and capitalized $1.9 million of software and website development costs, partially offset by net proceeds from the sale of short-term investments of $1.6 million.

In 2010, net cash used in investing activities was $8.0 million. Net cash used for the acquisition of Canvas on Demand was $5.4 million. In addition, we used $4.4 million for capital expenditures related to the purchase of property and equipment and capitalized $1.4 million of software and website development costs, partially offset by net proceeds from the sale of short-term investments of $2.9 million.

Cash flows from financing activities

In 2012, net cash provided by financing activities was $40.5 million, primarily due to the net proceeds received for our initial public offering which closed on April 3, 2012 partially offset by $1.3 million cash paid in connection with a settlement of contingent consideration.

In 2011, net cash used in financing activities was $0.3 million, primarily due to payments of $2.2 million for costs related to the pending initial public offering and payments on our capital lease obligations of $0.4 million, partially offset by $1.9 million received from the exercise of stock options and the related excess tax benefits of $0.5 million.

In 2010, net cash provided by financing activities was $0.4 million, primarily due to $0.4 million received from the exercise of stock options, $0.4 million in excess tax benefits, offset by payments on our capital lease obligations of $0.4 million.

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

	Year Ended December 31,
	2012	2011	2010
Net revenues	$217,786	$175,482	$127,930
Non-GAAP Adjusted EBITDA	$17,603	$18,740	$14,550
% of net revenues	8%	11%	11%

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(82)	$3,606	$2,723
Non-GAAP adjustments:
Interest and other (income) expense	126	138	(140)
Provision for income taxes	11	1,701	1,724
Depreciation and amortization	6,294	5,836	6,364
Amortization of intangible assets	3,647	2,385	911
Acquisition-related costs	3,424	2,696	794
Stock-based compensation	4,183	2,378	2,174

Adjusted EBITDA	$17,603	$18,740	$14,550

Related party transactions

In connection with the acquisition of Logo’d Softwear, Inc., the Company entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller is currently an employee of the Company, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027. As of December 31, 2012, the Company is obligated to pay a total of $1.5 million in facility rent under the lease agreement. At any time after July 31, 2013, the Company has the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

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

The following table summarizes our contractual obligations:

	Payments due by period
	Less than	1 to 3	4 to 5	More than
	1 year	years	years	5 years
	(In thousands)
Capital lease obligations	$696	$1,430	$1,129	—
Operating lease obligations	1,883	3,657	2,094	1,237
Purchase obligations	2,875	—	—	—

	$5,454	$5,087	$3,223	$1,237

Recent accounting pronouncements

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment is effective for reporting periods beginning on or after December 15, 2011. We adopted this standard in January 2012 and did not have a material impact on the consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. We adopted this standard in January 2012. Through December 31, 2012, the components of comprehensive income are not significant, individually or in the aggregate and therefore, no comprehensive income information has been presented and the adoption did not have an impact on the consolidated financial statement presentation.

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. The amendment becomes effective for annual and interim goodwill impairment tests performed for the year ended December 31, 2012. We adopted the provisions of this amendment for the goodwill impairment test that was performed in the third quarter of 2012. The adoption of this amendment did not have a material impact on the consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $40.6 million and $36.3 million as of December 31, 2012 and December 31, 2011, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of CafePress Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CafePress Inc. and its subsidiary at December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 18, 2013

CAFEPRESS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,198	$27,900
Short-term investments	9,403	8,437
Accounts receivable	10,390	2,210
Inventory	9,765	6,726
Deferred tax assets	2,794	1,842
Deferred costs	3,756	2,787
Prepaid expenses and other current assets	4,844	2,631

Total current assets	72,150	52,533
Property and equipment, net	19,892	13,303
Goodwill	40,231	11,076
Intangible assets, net	19,979	6,756
Deferred tax assets	4,417	2,115
Other assets	863	3,199

TOTAL ASSETS	$157,532	$88,982

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,088	$10,512
Partner commissions payable	7,451	—
Accrued royalties payable	6,724	6,454
Accrued liabilities	17,761	8,713
Income tax payable	765	1,539
Deferred revenue	9,099	6,870
Short-term borrowings	894	—
Capital lease obligation, current	531	472

Total current liabilities	58,313	34,560
Capital lease obligation, non-current	2,282	2,702
Other long-term liabilities	3,628	3,289

TOTAL LIABILITIES	64,223	40,551

Commitments and contingencies (Note 13)
Convertible preferred stock $0.0001 par value: 0 and 12,345 shares authorized and 0 and 5,535 shares issued and outstanding as of December 31, 2012 and 2011; liquidation preference of $0 and $17,902 as of December 31, 2012 and 2011	—	22,811

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 and 0 shares authorized as of December 31, 2012 and 2011; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 and 34,815 shares authorized and 17,114 and 8,943 shares issued and outstanding as of December 31, 2012 and 2011, respectively	2	1
Additional paid-in capital	93,890	26,120
Accumulated deficit	(583)	(501)

TOTAL STOCKHOLDERS’ EQUITY	93,309	25,620

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$157,532	$88,982

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$217,786	$175,482	$127,930
Cost of net revenues	128,599	100,191	72,447

Gross profit	89,187	75,291	55,483

Operating expenses:
Sales and marketing	53,978	40,809	26,484
Technology and development	14,921	12,768	14,305
General and administrative	16,809	13,573	9,593
Acquisition-related costs	3,424	2,696	794

Total operating expenses	89,132	69,846	51,176

Income from operations	55	5,445	4,307
Interest income	76	56	116
Interest expense	(202)	(194)	(215)
Other income, net	—	—	239

Income (loss) before provision for income taxes	(71)	5,307	4,447
Provision for income taxes	11	1,701	1,724

Net income (loss)	$(82)	$3,606	$2,723

Net income (loss) per share of common stock:
Basic	$(0.01)	$0.17	$0.11

Diluted	$(0.01)	$0.16	$0.10

Shares used in computing net income (loss) per share of common stock:
Basic	15,021	8,798	8,308

Diluted	15,021	9,403	8,860

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	5,535	$22,811	8,114	$1	$14,538	$(6,830)	$7,709
Issuance of common stock upon exercise of stock options	—	—	143	—	402	—	402
Issuance of common stock for acquisition activity	—	—	351	—	4,000	—	4,000
Stock-based compensation expense	—	—	—	—	2,234	—	2,234
Tax benefit from stock-based compensation	—	—	—	—	351	—	351
Net income	—	—	—	—	—	2,723	2,723

Balance as of December 31, 2010	5,535	22,811	8,608	1	21,525	(4,107)	17,419
Issuance of common stock upon exercise of stock options	—	—	335	—	1,878	—	1,878
Stock-based compensation expense	—	—	—	—	2,448	—	2,448
Tax benefit from stock-based compensation	—	—	—	—	269	—	269
Net income	—	—	—	—	—	3,606	3,606

Balance as of December 31, 2011	5,535	22,811	8,943	1	26,120	(501)	25,620
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	91	—	298	—	298
Issuance of common stock for acquisition activity	—	—	45	—	830	—	830
Issuance of common stock upon initial public offering	—	—	2,500	—	39,589	—	39,589
Conversion of preferred stock to common stock upon initial public offering	(5,535)	(22,811)	5,535	1	22,810	—	22,811
Stock-based compensation expense	—	—	—	—	4,271	—	4,271
Tax benefit (short-fall) from stock-based compensation	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(82)	(82)

Balance as of December 31, 2012	—	$—	17,114	$2	$93,890	$(583)	$93,309

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(82)	$3,606	$2,723
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,294	5,836	6,364
Amortization of intangible assets	3,647	2,385	911
Gain on disposal of fixed assets	(75)	(175)	(282)
Stock-based compensation	4,183	2,378	2,174
Change in fair value of contingent consideration liability	100	137	—
Deferred income taxes	(1,704)	(972)	(560)
Tax benefit (short-fall) from stock-based compensation	(28)	269	351
Excess tax benefits from stock-based compensation	(142)	(472)	(388)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,057)	1,319	(2,254)
Inventory	(2,136)	(2,079)	(922)
Prepaid expenses and other current assets	(3,140)	140	(3,097)
Other assets	(172)	(336)	(74)
Accounts payable	3,351	371	3,492
Partner commissions payable	1,709	—	—
Accrued royalties payable	270	892	514
Accrued and other liabilities	2,863	2,159	2,508
Income taxes payable	(774)	18	(1,046)
Deferred revenue	2,003	1,448	3,139

Net cash provided by operating activities	10,110	16,924	13,553

Cash Flows from Investing Activities:
Purchase of short-term investments	(9,403)	(8,652)	(10,138)
Proceeds from maturities of short-term investments	8,437	10,248	13,079
Purchase of property and equipment	(8,039)	(3,440)	(4,389)
Capitalization of software and website development costs	(2,973)	(1,933)	(1,447)
Proceeds from disposal of fixed assets	94	235	335
Decrease (increase) in restricted cash	255	(500)	—
Acquisitions of businesses, net of cash acquired	(35,666)	(3,985)	(5,372)

Net cash used in investing activities	(47,295)	(8,027)	(7,932)

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(477)	(441)	(390)
Payments for deferred offering costs	—	(2,182)	—
Proceeds from exercise of stock options	298	1,878	402
Proceeds from sale of common stock in initial public offering, net	41,770	—	—
Excess tax benefits from stock-based compensation	142	472	388
Payment of contingent consideration	(1,250)	—	—

Net cash provided by (used in) financing activities	40,483	(273)	400

Net increase in cash and cash equivalents	3,298	8,624	6,021
Cash and cash equivalents — beginning of period	27,900	19,276	13,255

Cash and cash equivalents — end of period	$31,198	$27,900	$19,276

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$201	$194	$213
Income taxes paid during the period	2,517	2,384	2,960
Non-cash Investing and Financing Activities:
Property and equipment acquired under capital leases	$116	$529	$84
Conversion of preferred stock to common stock	22,811	—	—
Common stock issued for acquisitions	830	—	4,000
Accrued purchases of property and equipment	32	408	110
Deferred offering costs not yet paid	0	367	—
Contingent consideration recorded in connection with business acquisitions	7,111	2,784	—

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company

Business

CafePress Inc., or the Company, formerly CafePress.com, Inc., was incorporated under the laws of the State of California on October 18, 1999. On January 19, 2005, the Company was reincorporated under the laws of the State of Delaware. On June 7, 2011 the name of the Company was changed to CafePress Inc.

The Company serves its customers, including both consumers and content owners, through its portfolio of e-commerce websites, including its flagship website, CafePress.com. The Company’s consumers include millions of individuals, groups, businesses and organizations who leverage its innovative and proprietary print-on-demand services to express interests, beliefs, and affiliations by customizing a wide variety of products. These products include clothing and accessories, art and posters, stickers, home decor, and stationery. The Company’s content owners include individual designers as well as artists and branded content licensors who leverage its platform to reach a mass consumer base and monetize their content.

Content owners include individuals or groups who upload or design images for their own purchase or for sale to others, or corporate clients who provide content to support the sale of branded merchandise. These products can be sold through storefronts hosted by CafePress. Content owners may also sell products through the retail marketplace found on the Company’s portfolio of e-commerce websites.

The Company manages substantially all aspects of doing business online, including e-commerce services, product manufacturing and sourcing, fulfillment, and customer service.

Initial public offering

On April 3, 2012, the Company’s registration statement on Form S-1 relating to an initial public offering, or IPO, of the Company’s common stock was declared effective by the Securities and Exchange Commission. The IPO closed on April 3, 2012 at which time the Company sold 2,500,000 shares of common stock and received cash proceeds of $44.2 million from this transaction, net of underwriting discounts and commissions. Additionally, the Company incurred offering costs of approximately $4.6 million related to the IPO. An additional 2,000,000 shares of common stock were sold by existing stockholders from whom the Company did not receive any proceeds or incur any costs.

Concurrently, all outstanding shares of convertible preferred stock converted into 5,534,963 shares of common stock with the related carrying value of $22.8 million reclassified to common stock and additional paid-in capital.

2. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who manages the Company’s operations on a consolidated basis for purposes of allocating resources. As a result, the Company has a single operating segment which is the Company’s single reportable segment. All of the Company’s principal operations and decision-making functions are located in the United States.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to revenue recognition, provisions for doubtful accounts, credit card chargebacks, sales returns, inventory write-downs, stock-based compensation, legal contingencies, depreciable lives, asset impairments, accounting for business combinations, and income taxes including required valuation allowances. The Company bases its estimates on historical experience, projections for future performance and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. The Company’s cash is deposited primarily with U.S. financial institutions. The deposits in money market funds are not federally insured.

Short-term investments

Short-term investments are securities with original maturities greater than three months but less than one year. Short-term investments, consisting of certificates of deposit, are classified as available-for-sale securities and are carried at fair value. The fair value of short-term investments approximate their carrying value and unrealized gains and losses and realized gains and losses have not been material for all periods presented.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company has not experienced significant credit losses from its accounts receivable. The Company performs a regular review of its customers’ payment histories and associated credit risks and it does not require collateral from its customers.

Fair value of financial instruments

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term borrowings, accounts payable, partner commissions payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments.

Concentration of credit risk and other risks and uncertainties

The Company’s cash, cash equivalents and short-term investments are deposited with financial institutions and money market funds in the United States. At times, such deposits may be in excess of the amount of insurance provided on such deposits. The Company has not experienced any losses on its cash, cash equivalents or short-term investments.

The Company’s products and services are concentrated in the e-commerce industry, which is highly competitive and rapidly changing.

The Company’s net revenues are settled primarily through credit cards, and to a lesser extent, amounts invoiced to group-buying service providers and fulfillment services customers. For all periods presented, the substantial majority of net revenues were settled through payments by credit card and for the years ended December 31, 2012, 2011 and 2010, no customer accounted for more than 10% of total net revenues. Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.

The Company’s accounts receivable are derived primarily from customers located in the United States and consist primarily of amounts due from partners and group-buying service providers. The Company performs an initial credit evaluation at the inception of a contract and regularly evaluates its ability to collect outstanding customer invoices. Two customers accounted for 43% (29% and 14%, respectively) of gross accounts receivable as of December 31, 2012. Two customers accounted for 57% (35% and 22%, respectively) of gross accounts receivable as of December 31, 2011.

The Company’s accounts payable are settled based on contractual payment terms with its suppliers. One supplier accounted for 19% of accounts payable as of December 31, 2012.

The Company’s partner commissions payable are derived from B2B business and are settled based on contractual payment terms with its partners. As of December 31, 2012 one partner accounted for 90% of partner commissions payable.

Inventory

Inventory is comprised primarily of raw materials and is stated at lower of cost or market using the first-in, first-out (“FIFO”) method. The cost of excess or obsolete inventory is written down to net realizable value when the Company determines inventories to be slow moving, obsolete or excess, or where the selling price of the product is insufficient to cover product costs and selling expense. This evaluation takes into account expected demand, historical usage, product obsolescence and other factors. Recoveries of previously written down inventory are recognized only when the related inventory is sold and revenue has been recognized.

Property and equipment

Property and equipment, which includes property and equipment acquired under capital leases, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Amortization expense of assets acquired through capital leases is included in depreciation and amortization expense in the statements of operations.

The useful lives of the property and equipment are as follows:

Building	Lease term
Office furniture and computers	3 years
Computer software	2 to 3 years
Production equipment	3 to 7 years
Leasehold Improvement	Shorter of lease term or estimated useful life

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the statement of operations. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the lives of the assets are charged to expense as incurred.

Internal use software and website development costs

The Company incurs costs associated with website development and for software developed or obtained for internal use. The Company expenses all costs that relate to the planning associated with website development and for the post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of two to three years. Costs associated with repair or maintenance are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $3.1 million, $2.0 million and $1.5 million, respectively, of website development costs and software development costs related to software for internal use.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed related to a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. The Company conducts a quantitative test for the impairment of goodwill at least annually, during the third quarter of each year, and also whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be fully recoverable. The quantitative impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the loss is measured as the excess of recorded goodwill over its implied fair value, or the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities.

As of the date of the Company’s annual goodwill impairment tests in 2012 and 2011, the Company had two reporting units: Art and CafePress Consumer. The Company determines its reporting units for goodwill impairment testing by identifying those components at, or one level below, its reporting segments that (1) constitute a business, (2) have discrete financial information available, and (3) are regularly reviewed by segment management. In performing the Company’s quantitative impairment tests, the Company determines the fair value of its reporting units through a combination of the income and market approaches. Under the income approach, the Company estimates fair value based on a discounted cash flow model using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. Under the market approach, the Company estimates fair value of its overall business based on its current market capitalization. Based on its annual impairment analyses performed in the third quarter of 2012 and 2011, neither of its reporting units were at risk of failing step one of the quantitative goodwill impairment assessment and therefore no impairment was recorded.

Subsequent to the Company’s annual impairment analysis in the third quarter of 2012, the Company exceeded the cash flow forecasts in the income approach for both of its reporting units. The Company’s stock price declined during the second half of 2012; however, it has subsequently recovered since the announcement of its actual 2012 fiscal year financial performance. Accordingly, the Company considered the decline in its stock price as of December 31, 2012 to be temporary in nature and not an indicator requiring an event-driven impairment assessment.

During the fourth quarter of 2012, the Company’s acquisition of EZ Prints and the combination of that business with its legacy CafePress B2B group resulted in three reporting units as of December 31, 2012: Art, CafePress Consumer, and CafePress Services. The Company’s goodwill balance in each reporting unit as of December 31, 2012 was $6.8 million, $10.4 million, and $23.0 million, respectively.

The application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining the appropriate discount and growth rates and other assumptions.

The Company’s discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company’s historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in these estimates and assumptions as well as a decline in the Company’s stock price for a sustained period could materially affect the determination of fair value for each reporting unit which could trigger impairment.

Impairment of long-lived assets and intangible assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews long-lived assets and intangible assets for impairment at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. For all periods presented no assets were tested for impairment at the consolidated entity level and impairment assessments were performed at the reporting unit or at a lower-level asset group level. Recoverability is measured by comparison of the carrying amount of the future net cash flows which the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There were no impairment charges in 2012, 2011 or 2010.

Minimum royalty and content license commitments

The Company pays royalties to branded content owners for the use of their content on the Company’s products. Royalty-based obligations are generally either paid in advance and capitalized on the balance sheet as prepaid royalties or accrued as incurred and subsequently paid. Royalty-based obligations paid in advance are generally non-refundable. Royalty-based obligations are expensed to cost of net revenues at the contractual royalty rate for the relevant product sales on a per transaction basis.

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company records an asset for the right to use the content on its merchandise because it represents a probable future economic benefit. When significant performance remains with the licensor, the Company records prepaid royalty payments as an asset when actually paid. The Company recorded royalty assets of $0.8 million and $0.6 million as of December 31, 2012 and 2011, respectively. The Company recorded a minimum guaranteed liability of $0.6 million and $0.5 million as of December 31, 2012 and 2011, respectively. The Company classifies accrued minimum royalty obligations as current liabilities to the extent they are contractually due within twelve months.

Each quarter, the Company evaluates the realization of its royalty assets as well as any unrecognized guarantees not yet paid to determine amounts that it deems unlikely to be realized through product sales. The Company uses estimates of future revenues in determining the projected net cash flows to evaluate the future realization of royalty assets and guarantees. This evaluation considers the term of the agreement and current and anticipated sales levels, as well as other qualitative factors such as the success of similar content deals. To the extent that this evaluation indicates that the remaining royalty assets and guaranteed royalty payments may not be recoverable, the Company records an impairment charge to cost of net revenues in the period impairment is indicated.

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

The Company recognizes gift certificate breakage from flash deal promotions, its internally managed voucher promotions, and gift certificate sales as a component of revenues. The Company monitors historical breakage experience and when sufficient history of redemption exists, the Company records breakage revenue in proportion to actual gift certificate redemptions. When the Company concludes that insufficient history of redemption and breakage experience exists, breakage revenue is recognized upon expiration of the flash deal promotion or in the period the Company considers the obligation for future performance related to such breakage to be remote. Changes in customers’ behavior could impact the amounts that are ultimately redeemed and could affect the breakage recognized as a component of revenues.

The Company recognized breakage revenue for flash deal promotions of $5.6 million, $2.6 million and $0.4 million and the associated direct sales commission of $1.9 million, $1.1 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. This increased operating income by $3.7 million, $1.5 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recognized breakage revenue, and thus increased operating income by the same amount as there are no associated deferred costs for its internally managed voucher promotions and gift certificate programs of $0.7 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. Voucher promotions or gift certificate programs in the year ended December 31, 2010 were not significant.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and giftcards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to manufacturing facilities, as well as outbound shipping and handling costs, including those related to promotional free shipping and subsidized shipping and handling. Royalty payments to the Company’s content owners for transactions where the Company acts as principal and records revenues on a gross basis are included in cost of net revenues and accrued in the period revenue is recognized. Such royalty payments included in cost of net revenues were $16.0 million, $14.8 million and $12.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Shipping and handling charges

Shipping and handling charged to customers are recorded in net revenues. Associated costs are recorded in cost of net revenues.

Technology and development

Technology and development costs consist of costs related to engineering, network operations, and information technology, including personnel expenses of employees involved in these roles. Technology and development costs are expensed as incurred, except for certain costs relating to the development of internal use software and website development, which are capitalized and amortized over lives ranging from two to three years.

Advertising expense

The costs of producing advertisements are expensed at the time production occurs and the cost of communicating advertising is expensed in the period during which the advertising space is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is primarily on a pay-per-click basis. Advertising expenses totaled $24.2 million, $15.3 million and $10.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-based compensation

Stock-based compensation cost of stock-based awards granted is measured at the grant date, based on the fair value of the award, and recognized as expense on a straight-line basis over the requisite service period. The fair value of stock-based awards to employees is estimated using the Black-Scholes option pricing model. The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate assumption based on actual forfeitures, analysis of employee turnover, and other related factors.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial statement and tax basis of assets and liabilities, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount the Company estimates is more likely than not to be realized.

The Company follows the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered, “more likely than not” to be sustained, then no benefits of the position are to be recognized. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. There was no unrecognized tax benefit for any period presented.

The Company recognizes interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest or penalties have been accrued for any period presented.

The Company has elected to use the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

Sales taxes

When sales and other taxes are billed, such amounts are recorded as accounts receivable with a corresponding increase to sales taxes payable. The balances are then removed from the balance sheet as cash is collected from the customer and is remitted to the tax authority.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Through December 31, 2012, the components of comprehensive income (loss) are not significant, individually or in the aggregate and therefore, no comprehensive income (loss) information has been presented.

Net income per share

Basic net income per share of common stock is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period. For the years ended December 31, 2011 and 2010, net income available to common stockholders is calculated using the two class method as net income less the preferred stock dividend for the period less the amount of net income (if any) allocated to preferred based on weighted preferred stock outstanding during the period related to the total stock outstanding during the period.

Diluted net income per share of common stock is computed by giving effect to all potential dilutive common stock outstanding during the period, including options and convertible preferred stock. The computation of diluted net income does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding options is computed using the treasury stock method and the dilutive effect of convertible preferred stock is computed using the if-converted method.

Recent accounting pronouncements

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in January 2012 and did not have a material impact on the consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. The Company adopted this standard in January 2012. Through December 31, 2012, the components of comprehensive income are not significant, individually or in the aggregate and therefore, no comprehensive income information has been presented and the adoption did not have an impact on the consolidated financial statements presentation.

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s year ended December 31, 2012. The Company adopted the provisions of this amendment for the goodwill impairment test that was performed in the third quarter of 2012. The adoption of this amendment did not have a material impact on the consolidated financial statements.

3. Investments and Fair Value of Financial Instruments

The components of the Company’s cash, cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$16,604	$—	$—	$16,604
Money market funds	14,594	—	—	14,594

Total cash and cash equivalents	$31,198	$—	$—	$31,198
Short term investments:
Certificates of deposit, 90 days or greater	9,403	—	—	9,403

Total cash and cash equivalents and short term investments	$40,601	$—	$—	$40,601

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$20,881	$—	$—	$20,881
Money market funds	7,019	—	—	7,019

Total cash and cash equivalents	$27,900	$—	$—	$27,900
Short term investments:
Certificates of deposit, 90 days or greater	8,437	—	—	8,437

Total cash and cash equivalents and short term investments	$36,337	$—	$—	$36,337

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	December 31, 2012
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$14,594	$14,594	$—	$—

Total financial assets	$14,594	$14,594	$—	$—

Liabilities:
Acquisition related contingent consideration	$8,882	$—	$—	$8,882

Total financial liabilities	$8,882	$—	$—	$8,882

	December 31, 2011
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$7,019	$7,019	$—	$—

Total financial assets	$7,019	$7,019	$—	$—

Liabilities:
Acquisition related contingent consideration	$2,921	$—	$—	$2,921

Total financial liabilities	$2,921	$—	$—	$2,921

The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) of any other government agency.

The Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of December 31, 2012 and 2011, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting (see Note 6). The terms of the agreements relating to the acquisitions provide for contingent consideration that are accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $8.9 million and $2.9 million as of December 31, 2012 and December 31, 2011, respectively. This contingent liability has been reflected as a current liability of $5.9 million and a non-current liability of $3.0 million as of December 31, 2012 and as a non-current liability of $2.9 million as of December 31, 2011. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to the consolidated statements of operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011
Fair value — beginning of period	$2,921	$—
Fair value of contingent consideration issued during the period	7,111	2,784
Contingent consideration paid during the period	(1,250)	—
Change in fair value	100	137

Fair value — end of period	$8,882	$2,921

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statements of operations.

4. Balance Sheet Items

Property and equipment, net

Property and equipment, net are comprised of the following (in thousands):

	December 31,
	2012	2011
Building	$3,782	$3,782
Office furniture and computer equipment	13,697	9,023
Computer software	2,370	1,753
Internal use software and website development	9,336	6,608
Production equipment	21,598	18,056
Leasehold improvements	2,950	2,569

Total property and equipment	53,733	41,791
Less: accumulated depreciation and amortization	(33,841)	(28,488)

Property and equipment, net	$19,892	$13,303

Property and equipment acquired under capital leases are as follows (in thousands):

	December 31,
	2012	2011
Building	$3,782	$3,782
Less accumulated depreciation	(2,321)	(2,002)

Building, net	$1,461	$1,780

Production equipment	$1,034	$918
Less: accumulated depreciation	(466)	(346)

Production equipment, net	$568	$572

Depreciation and amortization expense was $6.3 million, $5.8 million and $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Depreciation expense for assets under capital leases included above was $0.4 million in each of the years ended December 31, 2012, 2011 and 2010.

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2012	2011
Contingent consideration, short-term portion	$5,896	$—
Payroll and employee related expense	3,672	2,933
Other accrued liabilities	2,361	1,294
Production costs	1,586	384
Professional services	1,427	922
Acquisition-related costs	1,094	1,659
Accrued advertising	897	303
Allowance for sales returns and chargebacks	453	455
Unclaimed royalty payments	281	282
Royalties-minimum guarantee	94	125
Accrued offering costs	—	356

Accrued liabilities	$17,761	$8,713

Allowance for sales returns and chargebacks

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	December 31,
	2012	2011	2010
Allowance for sales returns and chargebacks:
Balance, beginning of period	$455	$270	$171
Add: provision	4,421	3,665	1,971
Less: deductions and other adjustments	(4,423)	(3,480)	(1,872)

Balance, end of period	$453	$455	$270

5. Intangible Assets

Intangible assets are composed of the following (in thousands):

	Amortization period	December 31, 2012			December 31, 2011
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$12,447	$(2,265)	$10,182	$2,117	$(933)	$1,184
Business relationships	5.5 years	7,817	(2,513)	5,304	3,527	(1,318)	2,209
Other intangible assets	6.4 years	6,979	(2,486)	4,493	4,729	(1,366)	3,363

Total		$27,243	$(7,264)	$19,979	$10,373	$(3,617)	$6,756

There were no indications of impairment during the years ended December 31, 2012, 2011 and 2010.

Amortization of intangible assets was $3.6 million, $2.4 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated amounts that will be amortized related to purchased intangibles are as follows as of December 31, 2012 (in thousands):

Years ending December 31:	Amortization of intangible assets
2013	$4,933
2014	4,366
2015	4,140
2016	3,545
2017	1,282
Thereafter	1,713

Total	$19,979

Goodwill

The Company performs its annual goodwill impairment test in the third quarter of each year. In 2012, 2011 and 2010, the Company performed its annual impairment assessment and no impairment of goodwill was identified.

The change in the carrying amount of goodwill is as follows (in thousands):

Carrying amount
Balance at December 31, 2009, net of accumulated impairment charge of $3.1 million	$3,119
Acquisition of business — Canvas on Demand	3,677

Balance at December 31, 2010	6,796
Acquisition of business — L&S Retail Ventures	4,280

Balance at December 31, 2011	11,076
Acquisition of business — Logo’d Softwear	6,128
Acquisition of business — EZ Prints	23,027

Balance at December 31, 2012	$40,231

As of December 31, 2012, $7.2 million of goodwill is expected to be deductible for tax purposes.

6. Acquisitions

EZ Prints, Inc.

In October 2012, the Company completed a merger with EZ Prints, Inc., or EZ Prints, a privately held Delaware corporation, or the Merger, that was accounted for as a business combination. EZ Prints is a complete deployable e-commerce platform based in Atlanta, Georgia. The total purchase price of $33.5 million consisted of an initial cash purchase price of $30.0 million and $3.5 million in contingent consideration.

A merger agreement with EZ Prints provides for performance-based contingent consideration whereby the EZ Prints stockholders have contingent rights to receive up to $10.0 million based on achievement of certain performance targets for the acquired business over the twelve months following the closing of the Merger. To the extent that such performance targets are achieved, the first $2.7 million will be paid in either CafePress common stock or cash, at the election of the receiving EZ Prints stockholders, which election was made prior to the closing of the Merger with 6% of EZ Prints stockholders electing stock and 94% electing cash. Any remainder of the $10.0 million, if earned, above $2.7 million would be paid out solely in cash. The merger agreement provides that the value of each share of common stock to be issued as part of the earn-out consideration will be $9.24. If the performance targets are achieved in full, the Company will issue approximately 876 shares of CafePress common stock with an aggregate value of $8,100 (based on the value of $9.24 per share) to three former stockholders of EZ Prints. Any remaining earn-out consideration will be paid in cash.

As of December 31, 2012, the fair value of the performance-based contingent consideration is $3.5 million and is included in accrued liabilities.

In addition, the Company may be required to pay up to an additional $1.0 million in earn-out payments to one of the former owners of EZ Prints based on achievement of certain performance targets over the twelve months following the closing of the merger. This earn-out payment is contingent on continued employment of the former owner. Accordingly, earn-out payments will be expensed as earned and classified as acquisition-related costs and included in accrued liabilities. Accrued liabilities and acquisition-related costs were $0.1 million as of and for the year ended December 31, 2012.

The following table summarizes the fair values of assets acquired and liabilities assumed from EZ Prints (in thousands):

Intangible assets:
Business relationships	$2,540
Developed technologies	8,590
Goodwill	23,027
Total assets acquired	7,807
Total liabilities assumed	(8,504)

Total	$33,460

The identifiable intangible assets have useful lives not exceeding eight years and a weighted average life of 5.0 years and are amortized on a straight-line basis. The fair value of the business relationships was determined using a variation of income approach known as excess earnings method. The fair value of the developed technologies was determined using relief-from-royalty method and cost method.

EZ Prints provided a deployable, web-based solution to launch new shops allowing CafePress to reach new customers and channels across the web and accelerate customer discovery complementing the social and mobile strategies. It also added an expanded product portfolio and expertise, as well as a knowledgeable and experienced workforce and infrastructure. These factors contributed to a purchase price resulting in the recognition of goodwill.

The results of operations for EZ Prints have been included in the consolidated statement of operations beginning on the acquisition date. EZ Prints contributed net revenues of $7.6 million for the period from its acquisition date to December 31, 2012.

Logo’d Softwear, Inc.

In April 2012, the Company acquired substantially all of the assets of Logo’d Softwear, Inc., or Logo’d Softwear, an e-commerce provider of personalized apparel and merchandise for groups and organizations, in exchange for $7.5 million in cash, 45,060 shares of the Company’s common stock valued at $0.8 million, and cash contingent consideration of up to $8.6 million to be determined based on certain operating metrics. In addition, the principal stockholder was granted 235,242 stock options to purchase shares of the Company’s common stock with vesting based on the achievement of certain performance milestones. The contingent right to future earn-out payments will expire on March 31, 2016.

Under the terms of the purchase agreement for Logo’d Softwear, the Company may be required to pay earn-out payments of up to $8.6 million. The sellers can receive up to $2.1 million maximum in cash payments per year payable after the end of Years 1-3 (based on a 12 month period from April 1 through March 31) based on specific revenue and operating income targets for such year. There is no employment condition needed to receive these performance-based contingent consideration payments. There is an aggregate maximum performance-based contingent consideration payment of $6.5 million for Years 1-3. As these performance-based contingent consideration payments are not subject to continued employment by the selling stockholders, the estimated fair value of the performance-based contingent consideration of $3.7 million was included as part of the purchase price allocation. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

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

As of December 31, 2012, the fair value of the performance-based contingent consideration is $4.9 million, of which $2.1 million is included in accrued liabilities and $2.8 million is included in other long-term liabilities.

The following table summarizes the fair values of assets acquired and liabilities assumed from for Logo’d Softwear, Inc. (in thousands):

Intangible assets:
Business relationships	$1,750
Developed technologies	1,740
Trade name	1,950
Proprietary content	300
Goodwill	6,128
Net other assets	103

Total purchase price	$11,971

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

The results of operations for Logo’d Softwear have been included in the consolidated statement of operations beginning on the acquisition date. Logo’d Softwear contributed net revenues of $12.2 million for the period from its acquisition date to December 31, 2012.

Pro forma results of acquisition of EZ Prints and Logo’d Softwear

The following table presents unaudited pro forma results of operations for 2012 and 2011 as if the aforementioned acquisition of Logo’d Softwear and EZ Prints had occurred as of January 1, 2011. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at January 1, 2011, or of future results. Pro forma combined income statement for the year ended December 31, 2011 is comprised of income statement of EZ Prints for the year ended March 31, 2012 and Logo’d Softwear for the year ended December 31, 2012.

	Year Ended December 31,
	2012	2011
	(Unaudited)
Revenues	$241,004	$226,900

Net income (loss)	(3,193)	2,544

Net income (loss) per share:
Basic	$(0.21)	$0.09

Diluted	$(0.21)	$0.09

Pro forma amounts have been calculated after adjusting the results of EZ Prints and Logo’d Softwear to reflect the adjustment of acquisition-related costs and the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2011 with the consequential tax effect.

L&S Retail Ventures, Inc.

In October 2011, the Company acquired substantially all of the assets of L&S Retail Ventures, Inc., or L&S Retail Ventures, an online service for creating invitations, announcements, and various other stationery products, or InvitationBox.com, based in Cary, North Carolina. The total purchase price of $7.3 million consisted of an initial cash purchase price of $4.5 million and $2.8 million in contingent consideration related to expected performance-based contingent consideration payments for which there is no requirement of future employment with the Company by the sellers. The acquisition was accounted for as a business combination and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values on the acquisition date.

The following table summarizes the fair values of assets acquired and liabilities assumed from for L&S Retail Ventures (in thousands):

Intangible assets:
Business relationships	$1,480
Trade name	970
Developed technologies	400
Proprietary content	370
Goodwill	4,280
Net other liabilities	(216)

Total purchase price	$7,284

The identifiable intangible assets have useful lives not exceeding seven years and a weighted average life of 5.4 years and are amortized on a straight-line basis. The fair value of the business relationships was determined using a variation of income approach known as excess earnings method. The fair value of the trade name and the proprietary content were determined using a variation of the income approach known as relief-from-royalty method. The fair value of the developed technologies was determined using a cost approach method. The fair value of all of the acquired intangible assets was determined based on the future economic benefit of each asset.

This acquisition is considered to be a strategic investment as it expanded the portfolio of stationery-related products and added expertise as well as a knowledgeable and experienced workforce and infrastructure. These factors contributed to a purchase price resulting in the recognition of goodwill.

Under the terms of the purchase agreement, in addition to the $4.5 million of initial cash consideration paid to the sellers of L&S Retail Ventures, Inc., the Company may be required to pay up to an additional $5.0 million in performance-based contingent consideration to the two principals.

In December 2012, the Company signed a settlement agreement with one of the principals of L&S Retail Ventures, Inc. In connection with such agreement, the Company paid $1.25 million as a full and final settlement of all future outstanding amounts that might become due under the asset purchase agreement with respect to such seller, representing 75% of the contingent consideration obligations. The terms and conditions of the asset purchase agreement with respect to the remaining seller, holding 25% of the contingent consideration payable, remain in full force and effect.

The remaining seller can receive up to $0.4 million in each of the first, second, and third years following the acquisition if certain annual revenue and operating income targets are met for such years. There is an aggregated maximum payment benefit of $1.25 million. As these performance-based contingent consideration payments are not subject to continued employment, the estimated fair value was included as part of the purchase price allocation. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

In addition, the remaining seller can receive performance-based compensation of up to $0.5 million in cash, payable after Year 4 based on specific revenue and operating income targets. This payment is contingent on continued employment. Accordingly, this payment will be expensed as earned and will be classified as acquisition-related costs.

In the event the remaining seller’s employment is terminated for a reason other than cause prior to the expiration of the earn-out period, the Year 4 performance based compensation payment of $0.5 million becomes fully payable and the Years 1-3 earn-outs remain substantially in effect.

Additionally, the Company awarded the remaining seller performance-based stock options with a fair value of $0.25 million. In addition to meeting the specified performance measures, continued employment with the Company is required for these options to vest.

The results of operations for L&S Retail Ventures, Inc. have been included in the consolidated statement of operations beginning on the acquisition date. L&S Retail Ventures, Inc. contributed net revenues of $1.3 million for the period from its acquisition date to December 31, 2011.

As of December 31, 2012, the fair value of the performance-based contingent consideration is $0.5 million, of which $0.3 million is included in accrued liabilities and $0.2 million is included in other long-term liabilities.

Canvas On Demand, LLC

In September 2010, the Company acquired Canvas On Demand, LLC, or Canvas On Demand, a Raleigh, North Carolina based online service for creating personalized canvases from photographs. The total purchase price of $10.1 million consisted of shares of the Company’s common stock with a fair value of $4.0 million as of the acquisition date, $6.0 million in cash, and estimated conditional cash payments of $90,000. The acquisition was accounted for as a business combination and, accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date.

Intangible assets:
Business relationships	$1,430
Developed technologies	1,460
Non-compete agreements	1,300
Acquired trade name	1,970
Goodwill	3,677
Net other assets	253

Total purchase price	$10,090

The identifiable intangible assets have useful lives not exceeding eight years and a weighted average life of 4.3 years and are amortized on a straight-line basis. The fair value of the business relationships was determined using a variation of income approach known as excess earnings method. The fair value of the developed technologies was determined using a cost approach method. The fair value of the non-compete agreements was determined using a with and without approach, which was considered in the income approach. The fair value of the acquired name was determined using a variation of the income approach known as relief-from-royalty method. The fair value of all of the acquired intangible assets was determined based on the future economic benefit of each asset.

This acquisition added an expanded product portfolio and expertise, as well as a knowledgeable and experienced workforce and infrastructure. These factors contributed to a purchase price resulting in the recognition of goodwill.

In addition, the acquisition agreement of Canvas On Demand provides for $9.0 million of earn-out payments. The amounts payable in each 12-month period from October 1 through September 30 under the earn-out are contingent upon achievement of performance targets and are subject to maximum amounts of $2.1 million, $2.6 million, and $4.3 million in each of the 12-month periods ending September 30, 2011, 2012, and 2013, respectively. The performance targets for the 12-month period ending September 30, 2011 and 2012 were met and the Company accordingly paid an aggregate amount of $2.1 million and $2.6 million to the two former owners of Canvas on Demand in October 2011 and 2012, respectively, pursuant to the terms of the agreement. In addition, if maximum amounts are not earned in each of the 12-month periods ending September 30, 2011, 2012 or 2013, but additional specific performance targets are met in 2013, then final earn-out payments may be payable in 2014, with the total amounts paid across the four years not to exceed $9.0 million. Earn-out payments are, subject to certain exceptions, also contingent on the continued employment of the two former owners. Accordingly, earn-out payments will be expensed as earned and classified as acquisition-related costs and included in accrued liabilities. Acquisition-related costs were $2.5 million, $2.7 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010. Accrued liabilities were $1.0 million and $1.2 million as of December 31, 2012 and 2011, respectively. In each period, the Company accrues for acquisition-related costs based on its current estimates of performance relative to the stated targets. The accrual could be adjusted if the achievement of goals results in an amount paid that is different from the Company’s accrual estimate.

The results of operations for Canvas On Demand have been included in the consolidated statement of operations from the period subsequent to its acquisition date. Canvas On Demand contributed revenues of $7.4 million for the period from its acquisition date to December 31, 2010.

Pro forma results of acquisitions of Canvas On Demand and L&S Retail Ventures

The following table presents unaudited pro forma results of operations for 2011 as if the acquisitions of L&S Retail Ventures and Canvas On Demand had occurred as of January 1, 2010. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place as of the dates presented, or of future results.

	Year Ended December 31,
	2011	2010
	(Unaudited)
Revenues	$178,976	$138,027

Net income	$3,075	$2,062

Net income per share:
Basic	$0.13	$0.06

Diluted	$0.12	$0.06

7. Related Party Transaction

In connection with the acquisition of Logo’d Softwear, Inc., the Company entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller is currently an employee of the Company, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027. As of December 31, 2012, the Company is obligated to pay a total of $1.5 million in facility rent under the lease agreement. At any time after July 31, 2013, the Company has the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

8. Line of Credit

In connection with the acquisition of EZ Prints in October 2012, the Company acquired a line of credit facility. The line of credit consists of a Term Facility with a maximum credit availability of $2.0 million, a Revolving Facility with a maximum credit availability of $3.5 million, limited by a borrowing base consisting of eligible accounts receivable, and $0.5 million non-formula borrowing tranche. The Facilities are secured and collateralized by substantially all of EZ Prints assets.

The Term Facility accrues interest daily at the greater of 1.5% over Prime or 5.0% and matures November 28, 2014. Payments of principal plus accrued interest are due in monthly installments. There were no draws against the Term Facility as of the acquisition date or during the period from the acquisition date to December 31, 2012.

The Revolving Facility accrues interest daily at the greater of 0.5% over Prime (3.25% as of December 31, 2012) or 4.5%. The Revolving Facility matures on June 1, 2013. The balance on the Revolving Facility at December 31, 2012 was $0.9 million.

The balance was paid off in February 2013 and the line of credit agreement was terminated (Note 16).

9. Convertible Preferred Stock

Prior to the closing of the IPO, the Company had three series of convertible preferred stock outstanding. As of December 31, 2011, 5,534,963 shares of preferred stock with a carrying value of $22.8 million were outstanding. The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classified the convertible preferred stock outside of stockholders’ equity because the shares contained liquidation features that were not solely within its control.

On April 3, 2012, in conjunction with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 5,534,963 shares of common stock. As of December 31, 2012, the Company had no shares of preferred stock outstanding.

10. Stockholders’ Equity

In September 2011, the Company’s board of directors approved the amendment of its Amended and Restated Certificate of Incorporation to effect a 1-for-2 reverse stock split of the Company’s common and preferred stock. The Certificate of Amendment to the Amended and Restated Certificate of Incorporation effecting the 1-for-2 reverse stock split was filed on September 15, 2011. All information related to common stock, preferred stock, stock options and earnings per share, as well as all references to preferred stock or preferred stock warrants as converted into common stock, has been retroactively adjusted to give effect to the 1-for-2 reverse stock split.

Stock option plan

The Company adopted stock option plans in 1999, 2004 and 2012 under which an aggregate of 5,902,147 options have been authorized as of December 31, 2012.

The plans are administered by the Board of Directors, which identifies optionees and determines the terms of options granted, including exercise price, number of shares subject to the option and exercisability thereof, except in the case of options granted to officers, directors and consultants under the 1999 Plan which options shall become exercisable at a rate of no less than 20% per year. The 1999 Plan provides for incentive stock options and stock appreciation rights to be issued to employees of the Company and non-statutory stock options, stock bonuses, and rights to purchase restricted stock to be issued to employees, directors, and consultants of the Company. The 2004 Plan provides for incentive stock options to be issued to employees of the Company and nonqualified stock options to be issued to employees, consultants, and outside directors of the Company.

In June 2011, the Company’s board of directors approved the reservation for future issuance under the Company’s 2012 Stock Incentive Plan, or the 2012 Stock Plan, of a total of 1,000,000 shares of common stock, plus any shares reserved and not issued or subject to outstanding grants under the Company’s 2004 Plan and 1999 Plan. In February 2012, the Company’s board of directors increased the number of shares authorized for the 2004 Plan by 600,000 shares, and decreased the number of shares authorized for the 2012 Stock Plan by 600,000 shares. The 2012 Plan became effective immediately prior to the completion of the IPO. The 2012 Stock Plan provides for the granting of stock options, restricted stock, stock units and stock appreciation rights.

Options granted under the 1999 Plan, 2004 Plan and 2012 Stock Plan vest over a period not to exceed five years from the date of grant. Options granted prior to April 30, 2007 generally expire ten years after the grant date and options granted after April 30, 2007 generally expire seven years after the grant date except that upon termination (other than upon the Optionee’s death or disability) of employment with the Company, options issued under the 1999 plan generally expire thirty days after termination and options issued under the 2004 Plan and 2012 Stock Plan generally expire three months after termination.

Exercise prices for incentive stock options shall be no less than 100% of the fair market value of the common stock on the grant date. Exercise prices for non-statutory and nonqualified stock options may not be less than 85% of the fair market value of the common stock on the date of grant and are determined by the Board of Directors.

In May 2009, the Company offered option holders the opportunity to amend certain stock options to decrease the exercise price of these options to $11.60 per share, the deemed fair value of the Company’s common stock at the date of this modification. The Company offered to reduce the exercise price of all currently outstanding options granted with an exercise price equal to or greater than $14.50 per share.

Each amended option pursuant to this offer has the same material terms and conditions as it did prior to the amendment except that the amended option has a new exercise price per share equal to $11.60 and expires seven years from the repricing date. In addition, all the shares underlying the options, whether previously vested or unvested, became unvested shares and began vesting monthly from May 1, 2009, over a period of forty-eight months. Options to purchase 416,977 shares of common stock were repriced for 111 employees. The modification resulted in incremental stock-based compensation expense of $0.5 million. Compensation expense related to the repriced options is being amortized using the Pool Approach. During the years ended December 31, 2012, 2011 and 2010, the Company recorded additional stock-based compensation of $64,000, $82,000 and $110,000, respectively.

Employee Stock Purchase Plan

In August 2011, the Company’s board of directors approved the reservation for future issuance under the Company’s Employee Stock Purchase Plan, or the ESPP, of a total of 250,000 shares of common stock. The ESPP became effective immediately prior to the completion of the IPO. The price of stock purchased under the ESPP shall not be lower than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the applicable offering period or on the last day of the purchase period, whichever is less. There have been no purchases under the ESPP in 2012 or 2011.

Stock option activity

The following table summarizes stock option activity related to shares of common stock (in thousands, except weighted average exercise price):

	Number of stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding — December 31, 2011	2,559	$11.31	4.69	$16,980
Granted	1,325	13.79
Exercised	(82)	3.63
Forfeited	(319)	13.59

Outstanding — December 31, 2012	3,483	$12.22	4.95	$955

Options vested and expected to vest — December 31, 2012	2,149	$11.14	4.03	$939

Options exercisable — December 31, 2012	1,552	$10.09	3.03	$931

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $3.2 million and $1.2 million, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2012:

	Options outstanding			Options vested and exercisable
Exercise prices	Number of stock options outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price per share	Shares subject to stock options	Weighted- average exercise price per share
	(in thousands)			(in thousands)
$0.44 – $5.65	519	4.29	$3.93	319	$2.85
$6.03 – $9.80	397	5.06	$7.69	126	$9.76
$10.78 – $11.20	369	1.81	$10.89	365	$10.89
$11.28 – $12.70	601	3.62	$11.67	449	$11.63
$14.10	610	5.31	$14.10	251	$14.10
$14.50 – $17.90	473	6.37	$17.82	11	$17.26
$17.94 – $21.40	514	7.76	$18.33	32	$18.84

$0.44 – $21.40	3,483	4.95	$12.22	1,552	$10.09

Restricted stock unit activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the year ended December 31, 2012 is summarized as follows (unit numbers in thousands):

	Number of units outstanding	Weighted average grant date fair value per unit
Awarded and unvested at December 31, 2011	—	$—
Granted	9	10.64
Vested	(9)	10.64
Forfeited and cancelled	—	—

Awarded and unvested at December 31, 2012	—	$—

Stock-based compensation expense

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	4.6	4.6	4.6
Risk-free interest rate	0.75%	1.5%	1.8%
Expected volatility	60%	58%	59%
Expected dividend rate	0%	0%	0%

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

The weighted-average fair value of options granted was $6.80, $7.32 and $5.62 for the years ended December 31, 2012, 2011 and 2010, respectively.

Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of net revenues	$238	$164	$152
Sales and marketing	573	520	472
Technology and development	191	267	569
General and administrative	3,181	1,427	981

Total stock-based compensation expense	$4,183	$2,378	$2,174

Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. The Company capitalized $88,000, $70,000 and $60,000 of stock-based compensation relating to software developed for internal use, including website development costs during the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company had $8.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately 3 years.

11. Net Income (Loss) per Share of Common Stock

Net income (loss) per share is presented in conformity with the two-class method required for participating securities. Holders of Series A preferred and Series B preferred were entitled to receive non-cumulative dividends at the per annum rate of $0.0448 and $0.3858 per share, payable prior and in preference to any dividends on any other shares of the Company’s capital stock. Holders of Series A preferred, Series B preferred, and Series I preferred did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share. The computation of diluted net income per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The Company utilizes the if-converted method to compute diluted net income per common share when the if-converted method is more dilutive than the two-class method.

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

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$(82)	$3,606	$2,723
Less: Non-cumulative dividend on convertible preferred stock	—	(1,233)	(1,233)
Less: Allocation of net income to participating preferred shares	—	(917)	(596)

Numerator for basic calculation	(82)	1,456	894
Undistributed earnings re-allocated to common stockholders	—	38	23

Numerator for diluted calculation	$(82)	$1,494	$917

Denominator:
Denominator for basic calculation, weighted average number of common shares outstanding	15,021	8,798	8,308
Dilutive effect of options using treasury stock method	—	605	552

Denominator for diluted calculation	15,021	9,403	8,860

Net income (loss) per share
Basic net income (loss)per common share	$(0.01)	$0.17	$0.11

Diluted net income (loss) per common share	$(0.01)	$0.16	$0.10

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Convertible preferred stock	1,406	5,535	5,535
Stock options to purchase common stock	3,483	955	1,097

12. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax expense:
Federal	$1,565	$2,514	$2,090
State	150	159	194

Total current	1,715	2,673	2,284
Deferred tax benefit:
Federal	(1,510)	(897)	(593)
State	(194)	(75)	33

Total deferred	(1,704)	(972)	(560)

Total provision for income taxes	$11	$1,701	$1,724

The provision for income taxes differs from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Tax computed at the federal statutory rate	34.0%	34.0%	34.0%
State tax, federally effected	58.6	1.6	5.2
Stock-based compensation	(51.8)	1.0	3.0
Manufacturing deduction	232.5	(4.9)	(4.3)
Permanent differences	(56.4)	0.1	0.9
Acquisition costs	(232.4)	—	—
Other	—	0.4	—

Total provision for income taxes	(15.5)%	32.1%	38.8%

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2012	2011
Deferred tax assets and liabilities:
Net operating loss carryforwards	$4,689	$81
Stock-based compensation	3,326	2,073
Reserves, state taxes and accruals	2,899	1,889
Depreciation and amortization	(3,406)	(28)

	7,508	4,015
Valuation allowance	(297)	(58)

Net deferred tax assets	$7,211	$3,957

At December 31, 2012, the Company had approximately $12.0 million of Federal and $8.0 million of Georgia net operating loss carryforwards available to reduce future taxable income which were acquired with the acquisition of EZ Prints. The federal net operating loss carryforwards began to expire in 2010 and the Georgia net operating loss carryforwards begin to expire in 2027. In addition, at December 31, 2012 the Company had $1.9 million of Oregon net operating loss carryforwards available to reduce future taxable income which expire through 2023. The Oregon net operating loss carryforward is from Imagekind, which was acquired by the Company in July 2008. At the time of the acquisition of EZ Prints and Imagekind a cumulative ownership change of more than 50% under Internal Revenue Code Section 382 occurred.

Due to uncertainty surrounding whether or not the Company will be able to fully realize state net operating losses, a valuation allowance was recorded on the portion of the state net operating losses which are not more likely than not to be utilized.

On January 1, 2007, the Company adopted the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As a result of the adoption, the Company recognized no liability for unrecognized income tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in income tax expense. The Company is subject to tax in the United States, California, and certain other jurisdictions. The Company is subject to examination by tax authorities for the years including and after 2009 for United States, 2010 for

California, and 2008 for other jurisdictions. Although timing or resolution value of any examination is highly uncertain, the Company believes it is reasonably possible that the unrecognized tax benefits would not materially change in the next twelve months.

13. Commitments and Contingencies

Leases

Lease agreements are accounted for as either operating or capital leases depending on certain defined criteria. The Company leases certain of its facilities and equipment under noncancelable capital and operating leases with various expiration dates through 2027. Certain of the operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing rent expense on a straight-line basis over the term of the lease.

In 2005, the Company entered into a capital lease agreement for a production facility in Louisville, Kentucky. The lease was amended in May 2007 to lease additional space. The capital lease has an interest rate of 6.5% and expires in 2017.

In October 2007, the Company entered into an operating lease for office space for its corporate headquarters in San Mateo, California. In December 2012 the Company amended the lease agreement. The new lease term ends in March 2018.

In connection with the acquisition of EZ Prints, the Company entered into an operating lease agreement for a production facility in Atlanta, Georgia that expires in March 2016.

The Company has a lease agreement with a related party (see Note 7) that expires in March 2027.

Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2012 are as follows:

Years Ended December 31,	Capital leases	Operating leases
2013	$696	$1,883
2014	696	1,863
2015	734	1,794
2016	759	1,094
2017	370	1,000
Thereafter	—	1,237

Total minimum lease payments	3,255	$8,871

Less amount representing interest	(442)

Present value of capital lease obligations	2,813
Less current portion	(531)

Long-term portion of capital lease obligations	$2,282

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $2.1 million and $1.9 million, respectively.

Purchase commitments

As of December 31, 2012, the Company’s non-cancelable purchase obligations totaled $2.9 million.

Contingencies

From time to time, third parties assert patent and trademark infringement claims against the Company. The Company is currently engaged in several legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights and other intellectual property rights. Litigation is inherently unpredictable and the outcome of any litigation cannot be predicted with certainty. Further, as the costs, outcome and status of these types of claims and proceedings have varied significantly in the past, including with respect to whether claims ultimately result in litigation, the Company believes its past experience does not provide any additional visibility or predictability to estimate the additional loss or range of reasonably possible losses that may result. Based on the foregoing, the Company believes that an estimate of the additional loss or range of reasonably possible losses cannot be made at this time due to the inherent unpredictability of litigation.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company, but have not yet been made. To date, the Company has not paid any material claims or been required to defend any actions related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In addition, the Company has indemnification agreements with certain of its directors and executive officers that require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers with the Company.

Legal matters

On January 4, 2013, Express Card Systems, LLC filed a complaint for alleged patent infringement against CafePress in the Eastern District of Texas, Tyler Division. In a related case, Express Card Systems also filed a complaint against Target Corporation, for which Target has sought indemnification from EZ Prints, Inc. in connection EZ Prints’ operation of its www.targetphoto.com website. Both complaints assert infringement of U.S. Patent Nos. 5,748,484 and 5,552,994, which purport to cover systems for ordering and printing social expression cards. The complaint asserts both direct and indirect infringement of such patents without providing any explanation or basis for such allegations of infringement. Both suits seek unspecified damages. No answer is yet due or been filed. The Company believes these suits to be without merit and will defend itself and its indemnitee vigorously.

14. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. A management committee determines matching contributions made by the Company annually. Matching contributions are made in cash and were $0.5, $0.2 and $0.1 million under this plan for the years ended December 31, 2012, 2011 and 2010, respectively.

15. Segment Information

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	December 31,
	2012	2011	2010
United States	$195,817	$152,781	$109,942
International	21,969	22,701	17,988

Total	$217,786	$175,482	$127,930

All of the Company’s long-lived assets are located in the United States.

16. Selected Quarterly Data (Unaudited)

	For the Three Months Ended,
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(In thousands, except per share amounts)
Net revenues	$87,249	$43,558	$47,098	$39,881
Gross profit	34,665	18,017	19,562	16,943
Income (loss) from operations	4,370	(3,182)	(363)	(770)
Net income (loss)	3,105	(2,383)	(260)	(544)
Net income (loss) per diluted common share	$0.18	$(0.14)	$(0.02)	$(0.06)

Net income (loss) per basic common share	$0.18	$(0.14)	$(0.02)	$(0.06)

	For the Three Months Ended,
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(In thousands, except per share amounts)
Net revenues	$69,537	$36,574	$37,335	$32,036
Gross profit	30,508	15,761	15,743	13,279
Income (loss) from operations	7,721	(840)	(168)	(1,268)
Net income (loss)	5,100	(534)	(129)	(831)
Net income (loss) per diluted common share	$0.33	$(0.06)	$(0.01)	$(0.10)

Net income (loss) per basic common share	$0.32	$(0.06)	$(0.01)	$(0.10)

17. Subsequent Events

In February 2013, the Company terminated its existing line of credit agreement and paid off all of the outstanding balance.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted by the transition period established by the SEC for newly public companies.

ITEM 9B.	Other Information

Effective March 12, 2013, Joe Schmidt, Chief Marketing Officer of CafePress Inc. (the “Company”), has transitioned from corporate-wide responsibilities to refocus his duties as Senior Vice President, Art and Stationery, which includes the Canvas On Demand business which he co-founded and the Company acquired in 2010. As a result of this transition, Mr. Schmidt no longer meets the definition of “executive officer” as defined under the Securities Exchange Act of 1934, as amended.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” and “Election of Directors — Corporate Governance” in our Definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders to be held on April 26, 2013 (or the Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is incorporated by reference from the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation”, “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The following chart sets forth certain information as of December 31, 2012, with respect to our equity compensation plans, specifically our 1999 Equity Incentive Plan, or the 1999 Stock Plan, our 2004 Amended and Restated Stock Incentive Plan, or the 2004 Stock Plan, and our Amended and Restated 2012 Stock Incentive Plan, or the 2012 Stock Plan. Each of the 1999 Stock Plan, 2004 Stock Plan and the 2012 Stock Plan has been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity compensation plans approved by security holders	3,482,559	$12.22	68,314

Equity compensation plans not approved by security holders	—	—	—

Total	3,482,559	$12.22	68,314

(1)

The 2012 Stock Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock unit awards. The number of shares reserved for issuance under the 2012 Stock Plan is increased on January 1st of each year by the lesser of (i) 1,250,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors. In January 2013, the number of shares reserved for issuance under the 2012 Stock Plan was increased by 684,573. In addition, the number of shares reserved for issuance under the 2012 Stock Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1999 Stock Plan and 2004 Stock Plan that are subsequently forfeited or terminate for any reason before being exercised and unvested shares that are forfeited pursuant to the 1999 Stock Plan and 2004 Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence” in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accountants — Audit and Non-Audit Fees” in the Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 56.

Financial Statement Schedules. See Item 15(c) below.

Exhibits. See Item 15(b) below

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. CafePress shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/12
2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/12
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/12
3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/12
4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/12
4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/12
10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/12
10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/12
10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/12
10.4+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/12
10.5+	Form of Change of Control Agreement with Senior Management	S-1	333-174829	10.5		3/28/12
10.6+	2012 Cash Bonus Plan for Senior Management						X

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.7	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7	3/28/12
10.8	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012					X
10.9	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	S-1	333-174829	10.8	3/28/12	X
10.10	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/12
10.11+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10	3/28/12
10.12+	Employment Agreement with Wes Herman dated as of October 5, 2012					X
10.13+	Earn-Out Bonus Agreement among the Company, EZ Prints, Inc. and Wes Herman dated as of October 5, 2012					X
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (See page 96)					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
101.INS(2)	XBRL Instance Document					X
101.SCH(2)	XBRL Taxonomy Schema Linkbase Document					X

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.	Filing Date	Filed herewith
101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB(2)	XBRL Taxonomy Label Linkbase Document					X
101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

(c) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAFEPRESS INC.

By:	/s/ Bob Marino
Bob Marino
Chief Executive Officer

Date: March 18, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bob Marino and Monica N. Johnson, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bob Marino Bob Marino	Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2013

/s/ Monica N. Johnson Monica N. Johnson	Chief Financial Officer (Principal Financial Officer)	March 18, 2013

/s/ Fred E. Durham III Fred E. Durham III	Director	March 18, 2013

/s/ Brad W. Buss Brad W. Buss	Director	March 18, 2013

/s/ Patrick J. Connolly Patrick J. Connolly	Director	March 18, 2013

/s/ Douglas M. Leone Douglas M. Leone	Director	March 18, 2013

/s/ Michael Dearing Michael Dearing	Director	March 18, 2013

/s/ Diane M. Irvine Diane M. Irvine	Director	March 18, 2013

EXHIBIT INDEX

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/12
2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/12
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/12
3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/12
4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/12
4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/12
10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/12
10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/12
10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/12
10.4+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/12
10.5+	Form of Change of Control Agreement with Senior Management	S-1	333-174829	10.5		3/28/12
10.6+	2012 Cash Bonus Plan for Senior Management						X
10.7	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7		3/28/12
10.8	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012						X
10.9	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	S-1	333-174829	10.8		3/28/12

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.10	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/12
10.11+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10	3/28/12
10.12+	Employment Agreement with Wes Herman dated as of October 5, 2012					X
10.13+	Earn-Out Bonus Agreement among the Company, EZ Prints, Inc. and Wes Herman dated as of October 5, 2012					X
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (See page 96)					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
101.INS(2)	XBRL Instance Document					X
101.SCH(2)	XBRL Taxonomy Schema Linkbase Document					X
101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB(2)	XBRL Taxonomy Label Linkbase Document					X
101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

(b) Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.