Form 10-Q
period 2013-03-31
CAFEPRESS INC.
filed 2013-05-14
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2013 was 17,125,997 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,149	$31,198
Short-term investments	6,913	9,403
Accounts receivable	5,482	10,390
Inventory	8,316	9,765
Deferred tax assets	2,794	2,794
Deferred costs	2,261	3,756
Prepaid expenses and other current assets	5,582	4,844

Total current assets	50,497	72,150
Property and equipment, net	19,500	19,892
Goodwill	40,231	40,231
Intangible assets, net	18,662	19,979
Deferred tax assets	5,015	4,417
Other assets	1,248	863

TOTAL ASSETS	$135,153	$157,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,890	$15,088
Partner commissions payable	5,191	7,451
Accrued royalties payable	4,824	6,724
Accrued liabilities	14,765	17,761
Income tax payable	—	765
Deferred revenue	4,981	9,099
Short-term borrowings	—	894
Capital lease obligation, current	540	531

Total current liabilities	38,191	58,313
Capital lease obligation, non-current	2,144	2,282
Other long-term liabilities	4,454	3,628

TOTAL LIABILITIES	44,789	64,223

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2013 and December 31, 2012; none issued and outstanding	—	—
Common stock, $0.0001 par value - 500,000 shares authorized and 17,126 and 17,114 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	94,929	93,890
Accumulated deficit	(4,567)	(583)

TOTAL STOCKHOLDERS’ EQUITY	90,364	93,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,153	$157,532

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net revenues	$52,507	$39,881
Cost of net revenues	32,866	22,938

Gross profit	19,641	16,943

Operating expenses:
Sales and marketing	14,307	10,161
Technology and development	5,221	2,964
General and administrative	4,587	3,934
Acquisition-related costs	1,395	654

Total operating expenses	25,510	17,713

Loss from operations	(5,869)	(770)
Interest income	11	8
Interest expense	(63)	(51)

Loss before income taxes	(5,921)	(813)
Benefit from income taxes	(1,937)	(269)

Net loss	$(3,984)	$(544)

Net loss per share of common stock:
Basic and diluted	$(0.23)	$(0.06)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,119	8,944

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,984)	$(544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,145	1,434
Amortization of intangible assets	1,317	684
Gain on disposal of fixed assets	—	(7)
Stock-based compensation	1,083	830
Change in fair value of contingent consideration liability	147	137
Deferred income taxes	(598)	2
Tax short-fall from stock-based compensation	(78)	(3)
Changes in operating assets and liabilities:
Accounts receivable	4,908	(468)
Inventory	1,449	1,664
Prepaid expenses and other current assets	757	(1,552)
Other assets	(385)	(1,004)
Accounts payable	(7,335)	(5,053)
Partner commissions payable	(2,154)	—
Accrued royalties payables	(1,900)	(1,798)
Accrued and other liabilities	(2,745)	(566)
Income taxes payable	(765)	(1,539)
Deferred revenue	(4,118)	1,240

Net cash used in operating activities	(12,256)	(6,543)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(1,743)
Proceeds from maturities of short-term investments	2,490	3,285
Purchase of property and equipment	(498)	(470)
Capitalization of software and website development costs	(778)	(829)
Proceeds from disposal of fixed assets	—	14

Net cash provided by investing activities	1,214	257

Cash Flows from Financing Activities:
Payments of short-term borrowings	(894)	—
Principal payments on capital lease obligations	(129)	(115)
Payments for deferred offering costs	—	(651)
Proceeds from exercise of common stock options	16	6

Net cash used in financing activities	(1,007)	(760)

Net decrease in cash and cash equivalents	(12,049)	(7,046)
Cash and cash equivalents — Beginning of period	31,198	27,900

Cash and cash equivalents — End of period	$19,149	$20,854

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$44	$50
Income taxes paid during the period	997	1,822
Noncash Investing and Financing Activities:
Property and equipment acquired under rent agreement	$321	$—
Accrued purchases of property and equipment	170	36
Deferred offering costs not yet paid	—	1,599

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed on March 18, 2013 with the SEC.

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

The Company recognized breakage revenue for flash deal promotions of $1.2 million and $0.9 million and the associated direct sales commission of $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. This increased operating income by $0.8 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

The Company recognized breakage revenue of $0.1 million, and thus increased operating income by the same amount as there are no associated deferred costs for its internally managed voucher promotions and gift certificate programs for the three months ended March 31, 2013. Voucher promotions or gift certificate programs breakage revenue for the three months ended March 31, 2012 was not significant.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and gift cards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs, and recognized in the period revenue is recognized.

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012
Building	$3,782	$3,782
Office furniture and computer equipment	13,849	13,697
Computer software	2,381	2,370
Internal use software and website development	10,132	9,336
Production equipment	21,719	21,598
Leasehold improvements	3,618	2,950

Total property and equipment	55,481	53,733
Less: accumulated depreciation and amortization	(35,981)	(33,841)

Property and equipment, net	$19,500	$19,892

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Contingent consideration, short-term portion	$5,979	$5,896
Payroll and employee related expense	2,922	3,672
Acquisition-related costs	2,297	1,094
Other accrued liabilities	1,601	2,361
Accrued advertising	463	897
Professional services	399	1,427
Production costs	379	1,586
Unclaimed royalty payments	281	281
Royalties-minimum guarantee	223	94
Allowance for sales returns and chargebacks	221	453

Accrued liabilities	$14,765	$17,761

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$453	$455
Add: provision	1,130	890
Less: deductions and other adjustments	(1,362)	(1,017)

Balance, end of period	$221	$328

Intangible assets are composed of the following (in thousands):

		March 31, 2013			December 31, 2012
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$12,447	$(3,056)	$9,391	$12,447	$(2,265)	$10,182
Business relationships	5.5 years	7,817	(2,844)	4,973	7,817	(2,513)	5,304
Other intangible assets	6.4 years	6,979	(2,681)	4,298	6,979	(2,486)	4,493

Total		$27,243	$(8,581)	$18,662	$27,243	$(7,264)	$19,979

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	March 31, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$7,847	$7,847	$—	$—

Total financial assets	$7,847	$7,847	$—	$—

Liabilities:
Acquisition related contingent consideration	$9,029	$—	$—	$9,029

Total financial liabilities	$9,029	$—	$—	$9,029

	December 31, 2012
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$14,594	$14,594	$—	$—

Total financial assets	$14,594	$14,594	$—	$—

Liabilities:
Acquisition related contingent consideration	$8,882	$—	$—	$8,882

Total financial liabilities	$8,882	$—	$—	$8,882

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting. The terms of the agreements relating to the acquisitions provide for contingent consideration up to $19.8 million that is accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $9.0 million and $8.9 million as of March 31, 2013 and December 31, 2012, respectively. This contingent liability has been reflected as a current liability of $6.0 million and a non-current liability of $3.0 million as of March 31, 2013. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three months ended March 31, 2013 (in thousands):

Three Months Ended
March 31, 2013
Fair value — beginning of period	$8,882
Change in fair value	147

Fair value — end of period	$9,029

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statement of operations.

4. Line of Credit

As of December 2012, the Company had a line of credit consisting of a Term Facility with a maximum credit availability of $2.0 million, a Revolving Facility with a maximum credit availability of $3.5 million, limited by a borrowing base consisting of eligible accounts receivable, and $0.5 million non-formula borrowing tranche. There were no draws against the Term Facility as of December 31, 2012. The balance on the Revolving Facility as of December 31, 2012 was $0.9 million. In February 2013, the Company repaid the outstanding balance and terminated the line of credit agreement.

In March 2013, the Company entered into a credit agreement, which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs and is available through March 2015. This credit agreement requires the Company to comply with various financial covenants and is secured on all assets of the Company. There were no draws against the facility as of March 31, 2013.

5. Stock-Based Compensation

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2012	3,483	$12.22	4.95	$955
Granted	119	6.53
Exercised	(6)	2.96
Forfeited	(140)	12.60

Outstanding — March 31, 2013	3,494	12.03	4.76	1,058

Vested and expected to vest — March 31, 2013	2,199	11.23	3.81	1,012

Vested — March 31, 2013	1,661	10.76	2.93	986

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended
	March 31,
	2013	2012
Expected term (in years)	4.5	4.6
Risk-free interest rate	0.7%	0.7%
Expected volatility	58%	61%
Expected dividend rate	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the three months ended March 31, 2013 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2012	$—	$—
Granted	6	6.53
Vested	(6)	6.53
Forfeited and cancelled	—	—

Awarded and unvested at March 31, 2013	$—	$—

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$71	$51
Sales and marketing	112	155
Technology and development	68	58
General and administrative	832	566

Total stock-based compensation expense	$1,083	$830

Capitalizable stock-based compensation relating to software development was not significant for any period presented.

6. Net Income (Loss) per Share of Common Stock

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units and incremental shares of common stock issuable upon the exercise of stock options.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,984)	$(544)

Shares used in computing net loss per share of common stock, basic and diluted	17,119	8,944

Net loss per share of common stock, basic and diluted	(0.23)	(0.06)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Convertible preferred stock	—	5,535
Stock options to purchase common stock	3,494	2,941

7. Segment Information

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
United States	$47,488	$35,352
International	5,019	4,529

Total	$52,507	$39,881

All of the Company’s long-lived assets are located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue; customer acquisition costs as a predictor of future growth; anticipated trends and challenges in our business and the markets in which we operate; the effect of a change in market interest rates, foreign currency exchange rate fluctuations, or inflation; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our anticipated growth strategies; our ability to retain and attract customers; our regulatory environment; our legal proceedings; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We monitor several key operating metrics including:

	Three Months Ended March 31,
	2013	2012
Key operating metrics:
Total number of orders	1,429,106	839,020
Average order size	$35	$48
Average order size (excluding EZ Prints)	$53	$48

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

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to our manufacturing facilities. The cost of materials may vary based on revenues as well as the price we are able to negotiate when purchasing cotton or other such commodities. Shipping fluctuates with volume as well as the method of shipping chosen by the consumer and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is a permanent or a temporary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses are comprised of fees we pay to our content owners for the use of their content on our products. Certain sales transactions under our Create & Buy program and the Business-to-Business, or B2B do not incur royalties. For other product sales, royalties vary with volume as well as whether the transaction occurred in a shop or the marketplace. Royalty-based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K filed on March 18, 2013 with the SEC.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2013	2012
Net revenues	100%	100%
Cost of net revenues	63	58

Gross profit	37	42
Operating expenses:
Sales and marketing	27	25
Technology and development	10	7
General and administrative	9	10
Acquisition-related costs	3	2

Total operating expenses	49	44

Loss from operations	(11)	(2)
Interest income	—	—
Interest expense	—	—

Loss before income taxes	(11)	(2)
Benefit from income taxes	(4)	(1)

Net loss	(8)%	(1)%

Effective tax rate	32.7%	33.1%

Comparison of the three months ended March 31, 2013 and 2012

The following table presents our statements of operations for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except for percentages)	2013	2012
	(Unaudited)
Net revenues	$52,507	$39,881	$12,626	32%
Cost of net revenues	32,866	22,938	9,928	43%

Gross profit	19,641	16,943	2,698	16%

Operating expenses:
Sales and marketing	14,307	10,161	4,146	41%
Technology and development	5,221	2,964	2,257	76%
General and administrative	4,587	3,934	653	17%
Acquisition-related costs	1,395	654	741	113%

Total operating expenses	25,510	17,713	7,797	44%

Loss from operations	(5,869)	(770)	(5,099)	662%
Interest income	11	8	3	38%
Interest expense	(63)	(51)	(12)	24%

Loss before income taxes	(5,921)	(813)	(5,108)	628%
Benefit from income taxes	(1,937)	(269)	(1,668)	620%

Net loss	$(3,984)	$(544)	$(3,440)	632%

Net revenues

Net revenues increased $12.6 million, or 32%, in the three months ended March 31, 2013 compared to the same period in 2012. The increase in net revenues is due to both, the acquisitions of Logo’d Softwear and EZ Prints in 2012 that expanded our product offerings and increased our presence in the B2B sector, as well as an increase in number of orders and revenue from flash deals promotions from our core business. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $9.9 million, or 43%, in the three months ended March 31, 2013 compared to the same period in 2012. As a percentage of net revenues, cost of net revenues was 63% in the three months ended March 31, 2013 compared to 58% in the same period in 2012. Within cost of net revenues, materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 6.8 percentage points due to changes in the product mix, increased promotional offerings designed to attract new customers, plant consolidation expenses, as well as the impact of the B2B portion of the EZ Prints business, which lower gross margins. These increases were partially offset by a 1.8 percentage point decline in royalty payments due to an increase in sales of products with lower royalty rates.

Sales and marketing

Sales and marketing expense increased $4.1 million, or 41%, in the three months ended March 31, 2013 compared to the same period in 2012. Sales and marketing expenses were 27% and 25% of net revenues for the three months ended March 31, 2013 and 2012, respectively. The increase in sales and marketing expenses was due to both, higher variable customer acquisition expenses as well as sales and marketing expenses from our newly acquired businesses. The variable customer acquisition costs increased primarily due $1.5 million increase in advertising expenses such as keyword searches and online advertising and $0.7 million increase in direct marketing related to email marketing and flash deal promotions. We expect our annual customer acquisition costs to continue at similar rates, as a percentage of revenue, for the foreseeable future. Due to our recent acquisitions, payroll and related costs increased $1.3 million and amortization of intangible assets increased by $0.2 million as compared to the same period in 2012.

Technology and development

Technology and development expenses increased $2.3 million, or 76%, in the three months ended March 31, 2013 compared to the same period in 2012. Technology and development expenses were 10% of net revenues in the three months ended March 31, 2013 compared to 7% in the same period in 2012. The increase is due to increases in IT-related expenses by $0.6 million related primarily to the hosting services and costs to support our websites due to the growth in our business, and increases in personnel-related expenses of $0.6 million due to recent acquisitions. In addition, depreciation increased by $0.5 million and amortization increased by $0.6 million due to amortization expense of intangible assets related to our recent acquisitions of Logo’d Softwear, Inc. and EZ Prints, Inc.

General and administrative

General and administrative expenses increased $0.7 million, or 17%, in the three months ended March 31, 2013 compared to the same period in 2012. General and administrative expenses were 9% of net revenues in the three months ended March 31, 2013 compared to 10% in the same period in 2012. The increase in absolute dollars is due to an increase in personnel-related costs related to additional employees and contractors due to our recent acquisitions.

Acquisition-related costs

Acquisition-related costs were $1.4 million and $0.7 million in the three months ended March 31, 2013 and March 31, 2012, respectively. The increase is primarily due to the accrual of performance-based contingent consideration payments related to our acquisition of Canvas on Demand in September 2010.

Benefit from income taxes

The benefit from income taxes was $1.9 million and $0.3 million in the three months ended March 31, 2013, and March 31, 2012, respectively. The effective tax rate was 32.7% in the three months ended March 31, 2013 and was consistent with the effective rate of 33.1% in the same period in 2012.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash, cash equivalents, and short term investments totaling $26.1 million. In connection with our initial public offering, or IPO, that closed on April 3, 2012, we received cash proceeds of $44.2 million, net of underwriters’ discounts and commissions. Prior to the initial public offering, we funded our operations primarily with cash flows from operations and, to a lesser extent, issuances of convertible preferred stock and debt financing, including capital leases. In March 2013, we entered into a credit agreement, which provides for a revolving credit facility of $5.0 million which is available through March 2015.

Seasonal and cyclical influences impact our cash balance. A significant portion of our cash flow from operations is generated in the fourth quarter of each year due to substantial sales from traditional retail holidays, with the largest sales volume in December of each calendar year.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. We expect cash and cash equivalents, short term investments, availability of our credit facility and cash flow from operations will be sufficient to fund our operating cash needs for the next 12 months.

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012
	(Unaudited)
Net cash used in operating activities	$(12,256)	$(6,543)
Net cash provided by investing activities	1,214	257
Net cash used in financing activities	$(1,007)	$(760)

Cash flows from operating activities

Our primary source of cash from operating activities is cash collections from our customers. The substantial majority of our net revenues are generated from credit card transactions and credit card accounts receivable and are typically settled within one to five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter and cash flows in the first six months have historically been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business. We expect that cash provided by operating activities may fluctuate in future periods due to a number of factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.

In the three months ended March 31, 2013, net cash used in operations was $12.3 million, primarily due to the use of cash of $12.3 million for the net change in operating assets and liabilities, partially offset by non-cash items of $4.0 million including depreciation and amortization of $2.1 million, amortization of intangible assets of $1.3 million, and $1.1 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first quarter of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to the higher levels of inventory purchased in the preceding fourth quarter. In addition, deferred revenue declines due to seasonality of our sales.

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

Cash flows from investing activities

In the three months ended March 31, 2013, net cash provided by investing activities was $1.2 million. Proceeds from the sale of short-term investments of $2.5 million was partially offset by $0.5 million for capital expenditures related to the purchase of property and equipment and $0.8 million of capitalized software and website development costs.

In the three months ended March 31, 2012, net cash provided by investing activities was $0.3 million. Net proceeds from the sale of short-term investments of $1.5 million was partially offset by $0.5 million for capital expenditures related to the purchase of property and equipment and $0.8 million of capitalized software and website development costs.

Cash flows from financing activities

In the three months ended March 31, 2013, net cash used in financing activities was $1.0 million, primarily due to payments on short-term borrowings of $0.9 million and capital lease obligations of $0.1 million.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net loss	$(3,984)	$(544)
Non-GAAP adjustments:
Interest and other (income) expense	52	43
Benefit from income taxes	(1,937)	(269)
Depreciation and amortization	2,145	1,434
Amortization of intangible assets	1,317	684
Acquisition-related costs	1,395	654
Stock-based compensation	1,083	830

Adjusted EBITDA	$71	$2,832

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

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $26.1 million and $40.6 million as of March 31, 2013 and December 31, 2012, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	new entrants that might occur to the market for customized goods in our distribution or marketing channels;

•	fluctuations in the cost of raw materials;

•	variations in the mix of products and services we sell;

•	new product and service announcements and introductions by us or our competitors;

•	difficulties encountered in the integration of newly-acquired businesses;

•	the growth rate of the e-commerce industry; and

•	potential impact of sales tax initiatives on e-commerce sales demand.

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

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. As of March 31, 2013, we had goodwill of $40.2 million and intangible assets of $18.7 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. A sustained decline in our stock price and resulting market capitalization, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $40.2 million goodwill balance or our $18.7 million intangible asset balance in the future. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

A significant proportion of our revenue has been derived from the online sale of user-designed products through our marketplace. We expect that the sales of user-generated design products will continue to comprise a majority of revenue on our CafePress.com business. While we intend to continue to expand our product and service offerings, including the expansion of our Create & Buy service offerings, expansion of licensed content for creation of products, and expansion of our corporate client e-commerce services, revenues from these services may not increase to a level that would reduce our dependence on revenues from our marketplace. In addition, users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.

Our business model focuses on user-generated content and as a result, controversial political and social expressions appear on our site with which current or potential customers or business partners may not wish to be associated.

We have built our business by providing consumers an outlet for self-expression through customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong feelings on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company. Additionally, because our service provides a platform for the expression of controversial ideas, our site could be the target of negative social media or petition campaigns, computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. For example, our websites are currently blocked in China. Our distribution and channel partners may likewise become uncomfortable with aspects of our user-generated content business model and may cut back or refuse to display our products or otherwise limit our merchandising opportunities thus impacting our results of operations. We believe we must maintain a balance between the encouragement of self-expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our desire to protect our brands and company. If we fail to maintain this balance and lose customers or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their content or products, we risk damage to our brands and reputation and ultimately our business and results of operations.

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

In connection with obtaining entertainment and other media content, we sometimes enter into multi-year, royalty- based licenses with content owners and production organizations for film and television and other media distributors. To date, we have been able to obtain those licenses without paying significant advance royalty payments but there is no guarantee that these licensors will renew their license agreements on the same or reasonable terms. Furthermore, we plan on increasing the level of committed content licensing in our efforts to grow our service and customer base both in the United States and globally. Finally, our competitors may be successful in obtaining exclusive licenses for content we wish to obtain for our site, making such content unavailable to us now or in the future. We may also, as we have in the past, enter into agreements with content providers that contain exclusivity provisions that may restrict our ability to sell certain products or in certain geographies or to partner with certain content providers. In order to compete effectively for these licenses, we could be forced to pay higher royalties or agree to significant advance payments. Our results of operations could be adversely affected as a result of these content licensing payment commitments in the event that sales or revenue growth do not meet our expectations. In addition, our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate could be limited.

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

If any of the above circumstances increase the cost of obtaining content, our margins may suffer. We must continue to ensure that our content is sufficiently diversified and desirable to meet the needs of the markets we target. We believe that failure to secure content could result in lower sales and customer retention and materially reduce margins.

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.

We believe we will need to address additional markets and sales channels, attract new business partners, content providers and consumers to further grow our business. To access new markets and consumers, we expect that we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized language websites in different countries. There is no guarantee we will be successful in this expansion. In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-

branded or strategic partner-branded websites, retail in-store offerings and deployable customization builders on third-party websites. Any failure to develop new products and services, expand our business beyond our existing target markets or address additional market opportunities could harm our business, financial condition and results of operations.

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

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008, Canvas On Demand, LLC in 2010, L&S Retail Ventures, Inc. in October 2011 and Logo’d Software, Inc. in April 2012. In addition, in October 2012 we acquired all of the outstanding shares of capital stock of EZ Prints Inc. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. These acquisitions and any future acquisitions and the successful integration of assets and businesses into our own requires significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the potential loss of key employees, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to pay up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. Additionally, the merger agreement with EZ Prints provides for up to $10.0 million in earn-out payments to the former stockholders of EZ Prints, with $2.7 million of such earn-out consideration payable in CafePress common stock or cash at the election of the EZ Print stockholders, which election was made prior to the closing of the merger with 6% of EZ Prints stockholders electing stock and 94% electing cash. If the performance targets are achieved in full, we will issue approximately 876 shares of CafePress common stock with an aggregate value of $8,100 (based on the value of $9.24 per share) to three former stockholders of EZ Prints. Any remaining earn-out consideration will be paid in cash. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities for acquisitions and comply with any applicable laws and regulations, which could result in increased costs and delay. Finally, over time we may need to modify earn out structures to accommodate changes in the business and such modifications may impact accounting treatments of acquisitions and otherwise trigger issues that could impact our results of operations. A failure to manage the earn-out provisions of these and other newly-acquired businesses could harm our financial condition and cause results of operations to be diminished.

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

The e-commerce and retail industries as well as the content-provider industry are subject to ever changing trends and consumer preferences. Consequently, we must anticipate emerging consumer trends for customized retail merchandise that will appeal to existing and potential consumers both with base products and licensed and user-generated content. If our consumers cannot find their desired products on or service through our websites, they may stop visiting our websites, visit less often or stop purchasing products on our websites or seek out our competitors’ services. If we do not anticipate, identify and respond effectively to consumer preferences and changes in consumer trends at an early stage, we may not be able to generate the desired level of sales. Likewise, we must anticipate and capitalize on trends in user-generated content and popular culture that will continue to drive consumer interest in our websites.

Internet business models and the online content distribution generally are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites and systems. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective business partners and consumers, and respond to technological advances and emerging industry standards and practices on a cost- effective and timely basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may be unable to use new technologies or systems to effectively adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.

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

We may also indirectly compete with Internet portals and shopping search engines that are involved in e- commerce or sell products or services either directly or in collaboration with other retailers. If more companies move into the customized products space, we will face more direct and further intense competition. Furthermore, to the extent that other companies are able to replicate our processes or advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.

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

Our success depends on our ability to successfully receive, produce and fulfill orders and to promptly and securely deliver our products to our customers, which in turn depends in part on the efficient and uninterrupted operation of our computer and communications systems. A significant portion of our production, inventory management, packaging, labeling and shipping processes are performed in a single production and fulfillment center located in Louisville, Kentucky and such single location reliance presents risks. In addition, substantially all of the computer hardware necessary to operate our principal websites is located at third-party hosting facilities in Las Vegas, Nevada and in Louisville, Kentucky. These facilities are susceptible to damage or interruption from human error, fire, flood, ice storms, power loss, insufficient power availability, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. Louisville, Kentucky, our principal production site, is particularly susceptible to flooding and extreme weather patterns. We are also consolidating production there as we integrate acquired businesses heightening risks of single site production. The integration process itself also poses infrastructure challenges in moving equipment and resources, which may lead to increased costs in the short term due to redundancies needed, all of which may impact our results of operations. We also maintain offices and operations in Northern California, an area where the risk of an earthquake is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenues and result in significant expenses to repair or replace the facility. Our business interruption insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake, which is not covered under our current policy. Any interruptions in our production, fulfillment center or systems operations, particularly if for any significant period of time, could damage our reputation and brands and substantially harm our business and results of operations.

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

•	reduced visibility of integrated order status and package tracking;

•	delays in merchandise receipt and delivery;

•	increased cost of shipment; and

•	reduced shipment quality, which may result in damaged merchandise.

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

As a service provider that prints content provided by others, we face allegations related to, and potential liability for, negligence, copyright or trademark infringement or other other claims that we display and the goods created from user-generated uploads to our service. We also may face allegations related to, and potential liability for, content uploaded from our users in connection with claims of defamation, racism, hate speech, obscenity or pornography that may be embodied in user expression. As globally available websites, we also receive inquiries about content that may be illegal or insensitive to cultural norms not only in the United States but worldwide, and those sensitivities may differ widely. For example, content related to glorification of the current North Korean regime, while offensive to many, is not illegal in the United States. In South Korea, distribution of such speech is considered illegal and we therefore are subject to geographic-specific blocks on content on our websites. We are also exposed to risks associated with varying defamation laws in other jurisdictions in foreign countries, for example including heightened risk of secondary liability on defamation suits in the United Kingdom and increased statutory penalties available for alleged trademark infringement in Germany, despite our status as an e-commerce service provider and not a publisher. Further, we maintain relationships with law enforcement agencies to manage issues related to child pornography or other illegal uses of our service and must monitor our services for such impermissible, unauthorized and illegal activities.

As a direct distributor of content, we also face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. A number of our entertainment, publishing and corporate content providers impose limitations and conditions on our use of their licensed content, and our failure to implement and abide by these terms could result in our loss of these licenses, damages to our reputation and potential liability for breach of contract and copyright or trademark infringement. We also may face potential liability for content uploaded from our users in connection with our community- related content or political commentary.

We maintain strict content usage policies that are frequently evaluated and updated and we maintain processes that review uploaded content for compliance with our terms of service. We also require users uploading content to attest that they have all necessary rights to upload content to our service and further require such users to indemnify us in the event that claims are made against us relating to such content. We maintain a content review process that includes evaluation and take-down of uploaded content on our site that fails to meet our policies. Nevertheless, we receive significant volumes of cease and desist demands on a regular basis with respect to claims of intellectual property infringement and violation of the rights of third parties, such as rights of privacy and publicity, and expect this may grow with the volume of content made available through our service. We maintain an active dispute resolution process for intellectual property rights claimants so that allegations of infringement can be resolved expeditiously. Notwithstanding our efforts to monitor and manage content and promptly resolve all issues, these measures may not be effective in removing violative content nor sufficient to shield us from potential liability, including situations where users do not have the financial ability to fully indemnify us against material liabilities.

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

Significant capital and other resources may be required to protect against security breaches or to alleviate problems caused by such breaches. While we maintain insurance coverage at levels we deem reasonable to manage liabilities relating to potential cyber security risks, such coverage may be inadequate to cover all losses with respect to an actual breach. The methods used by hackers and others engaged in online criminal activity are increasingly sophisticated and constantly evolving. Even if we are successful in adapting to and preventing new security breaches, any perception by the public that e-commerce and other online transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of e- commerce and other online services generally, which in turn may reduce the number of orders we receive. Any failure, or perception of failure, to protect the confidential information of our customers or our network could damage our reputation and harm our business.

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

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and other payment services. As we offer new payment options to our customers, we may be subject to additional fees, additional regulations, compliance requirements and fraud. To date, the substantial majority of our net revenues have been derived from credit card sales. As a result, we believe our business is vulnerable to any disruption in our customer payment processing capabilities. In most geographic regions, we rely on one or two third-party companies to provide payment processing services, including the processing of credit cards, debit cards and other payment services. If any of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers. We may not be able to do so on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming, either of which scenarios could disrupt our business. Additionally, as we typically experience increased activity from November through December each year due to increased retail activity during the holiday season, any disruption in our ability to process customer payments in the fourth quarter could have a significant and disproportionate negative impact on our business.

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

To address customer demand for a wider range of customizable products, we intend to continue to expand our merchandise selection. This in turn increases our reliance on suppliers of such merchandise. Additionally, our business and reputation depend in large part on our ability to process and ship orders quickly, including during unanticipated or seasonal periods of increased demand. As a result, we believe the successful management of our supplier relationships is a key aspect of our business and our ability to compete. We source our blank products from domestic and foreign manufacturers and distributors. Maintaining good relationships with suppliers that compete with each other can be difficult. For example, suppliers of similar products may compete for more prominent placement on our websites. Our current suppliers may not continue to sell merchandise to us on terms acceptable to us, and we may be unable to establish new or extend current supplier relationships to ensure a steady supply of blank inventory in a timely and cost-efficient manner. If we are unable to develop and maintain good relationships with suppliers, it may inhibit our ability to offer products demanded by our customers or to offer them in sufficient quantities and at prices acceptable to them. In addition, if our suppliers cease to provide us with favorable pricing or payment terms or return policies, our working capital requirements may increase and our operations may be materially and adversely affected. In addition, we subcontract certain activities to third- party vendors. Any deterioration in our supplier or subcontractor relationships, or a failure to resolve disputes with, or complaints from, our suppliers in a timely manner, could materially and adversely affect our business, prospects and results of operations.

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

Increased product returns and quality re-dos and the failure to accurately predict product returns could substantially harm our business and results of operations.

We generally offer our customers an unconditional 30-day return policy which allows our customers to return most products for a full refund if they are not satisfied for any reason. We make allowances for product re-dos and chargebacks in our financial statements based on historical return rates and current economic conditions. Actual merchandise returns are difficult to predict and may differ from our allowances. Issues with quality occur with rate of adoption of newly implemented base products and we must account for such implementation processes in our operations planning and forecasting. Any significant increase in merchandise returns or chargebacks above our allowances would substantially harm our business and results of operations.

Our business would be adversely affected by the departure of existing members of our senior management team and other key personnel.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Bob Marino, our Chief Executive Officer, and Monica N. Johnson, our Chief Financial Officer, as well as other key personnel. In addition, we have not entered into long-term employment agreements or non- compete agreements with some members of our senior management team. Our employees can terminate their employment with us at any time. The loss of any member of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train, integrate and retain qualified personnel with relevant industry and operational expertise, we may be unable to effectively execute our business plan or maintain or, in the future, expand our operations, which in turn would harm our business.

Our operations depend heavily on skilled personnel trained in our proprietary printing and production techniques and personnel knowledgeable about the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train, integrate and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e-commerce and printing industries, is vital to our success. In recent years, a substantial amount of our growth in personnel has been due to newly-acquired businesses. In our newly-acquired businesses we must strive to integrate and retain employees of these businesses into or own and maintain motivation to drive future growth and revenue in the acquired properties. There is substantial competition for qualified personnel and we cannot assure you that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified personnel for each of our e-commerce sites operations, our business may suffer.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of March 31, 2013, we had six issued patents and seven patents pending in the United States, which relate to our unique e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We have been and may continue to be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. In January 2013, Express Card Systems LLC filed suit against us and in a separate suit, against partner Target Corporation, for which we have an indemnification obligation for the licensed platform. While we believe the suits to be meritless, the defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. If material, an adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our website services until resolution of such litigation.

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

United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to affiliate marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. In addition, Congress is considering a bill introduced in July 2011 called the Main Street Fairness Act, which would authorize states to use the Streamlined Sales and Use Tax Agreement to require remote retailers to collect and remit sales taxes in those states. Other bills were introduced thereafter, including The Marketplace Equity Act and The Marketplace Fairness Act, which covered similar subject matters. The bill did not pass in the election year cycle of 2012, but attempts to implement the bill are expected to be successful in 2013 as soon as the second fiscal quarter of 2013. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business as it grows.

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

For example, from March 29, 2012 through March 28, 2013, our stock price has fluctuated from $22.69 to a lowest close price of $4.91 on November 9, 2012. As of March 31, 2013, our stock price closed at $6.01.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements afforded to “emerging growth companies,” including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the date of our initial public offering, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million or our revenues exceed $1 billion as of any June 30 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive because we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

•

stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least two- thirds of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit number	Description

2.1	Amendment No. 2 to Asset Purchase Agreement by and between the Company and Canas on Demand, LLC dated as of March 20, 2013, as amended and in effect.

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Schema Document.

101.CAL(4)	XBRL Calculation Linkbase Document.

101.DEF(4)	XBRL Taxonomy Definition Linkbase Document.

101.LAB(4)	XBRL Label Linkbase Document.

101.PRE(4)	XBRL Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of RegulationS-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2013	CAFEPRESS INC.

	By:	/s/ Bob Marino
Bob Marino

Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Monica N. Johnson
Monica N. Johnson

Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

2.1	Amendment No. 2 to Asset Purchase Agreement by and between the Company and Canas on Demand, LLC dated as of March 20, 2013, as amended and in effect.

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Taxonomy Schema Linkbase Document.

101.CAL(4)	XBRL Taxonomy Calculation Linkbase Document.

101.DEF(4)	XBRL Taxonomy Definition Linkbase Document.

101.LAB(4)	XBRL Taxonomy Label Linkbase Document.

101.PRE(4)	XBRL Taxonomy Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.