Form 10-Q
period 2013-06-30
CAFEPRESS INC.
filed 2013-08-12
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2013 was 17,150,571 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,111	$31,198
Short-term investments	3,486	9,403
Accounts receivable	5,316	10,390
Inventory	7,763	9,765
Deferred tax assets	2,794	2,794
Deferred costs	2,351	3,756
Prepaid expenses and other current assets	6,207	4,844

Total current assets	50,028	72,150
Property and equipment, net	19,868	19,892
Goodwill	40,231	40,231
Intangible assets, net	17,346	19,979
Deferred tax assets	4,854	4,417
Other assets	1,160	863

TOTAL ASSETS	$133,487	$157,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,219	$15,088
Partner commissions payable	5,582	7,451
Accrued royalties payable	4,746	6,724
Accrued liabilities	14,650	17,761
Income tax payable	—	765
Deferred revenue	4,860	9,099
Short-term borrowings	—	894
Capital lease obligation, current	548	531

Total current liabilities	39,605	58,313
Capital lease obligation, non-current	2,002	2,282
Other long-term liabilities	2,259	3,628

TOTAL LIABILITIES	43,866	64,223

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2013 and December 31, 2012; none issued and outstanding	—	—
Common stock, $0.0001 par value—500,000 shares authorized and 17,143 and 17,114 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	95,902	93,890
Accumulated deficit	(6,283)	(583)

TOTAL STOCKHOLDERS’ EQUITY	89,621	93,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,487	$157,532

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net revenues	$52,403	$47,098	$104,910	$86,979
Cost of net revenues	32,114	27,536	64,980	50,474

Gross profit	20,289	19,562	39,930	36,505

Operating expenses:
Sales and marketing	14,249	11,776	28,556	21,937
Technology and development	5,100	3,185	10,321	6,149
General and administrative	4,301	4,244	8,888	8,178
Acquisition-related costs	(1,617)	720	(222)	1,374

Total operating expenses	22,033	19,925	47,543	37,638

Loss from operations	(1,744)	(363)	(7,613)	(1,133)
Interest income	15	32	26	40
Interest expense	(43)	(49)	(106)	(100)
Other (expense) income, net	4	—	4	—

Loss before income taxes	(1,768)	(380)	(7,689)	(1,193)
Benefit from income taxes	(52)	(120)	(1,989)	(389)

Net loss	$(1,716)	$(260)	$(5,700)	$(804)

Net loss per share of common stock:
Basic and diluted	$(0.10)	$(0.02)	$(0.33)	$(0.06)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,129	16,888	17,124	12,916

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,700)	$(804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,400	2,903
Amortization of intangible assets	2,633	1,631
Gain on disposal of fixed assets	(146)	(86)
Stock-based compensation	1,993	2,073
Change in fair value of contingent consideration liability	(2,338)	355
Deferred income taxes	(437)	(759)
Tax benefits (short-fall) from stock-based compensation	(69)	82
Excess tax benefits from stock-based compensation	—	(142)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,074	61
Inventory	2,002	906
Prepaid expenses and other current assets	(128)	(2,476)
Other assets	(297)	310
Accounts payable	(6,180)	(5,400)
Partner commissions payable	(1,763)	—
Accrued royalties payables	(1,978)	(2,015)
Accrued and other liabilities	(952)	234
Income taxes payable	(765)	(1,539)
Deferred revenue	(4,239)	(1,999)

Net cash used in operating activities	(8,890)	(6,665)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(5,170)
Proceeds from maturities of short-term investments	5,917	5,951
Purchase of property and equipment	(1,866)	(1,678)
Capitalization of software and website development costs	(1,966)	(1,565)
Proceeds from disposal of fixed assets	170	102
Decrease (increase) in restricted cash	170	(170)
Acquisition of business, net of cash acquired	—	(7,071)

Net cash provided by (used in) investing activities	2,425	(9,601)

Cash Flows from Financing Activities:
Payments of short-term borrowings	(894)	—
Principal payments on capital lease obligations	(263)	(233)
Proceeds from exercise of common stock options	46	204
Proceeds from sales of common stock in initial public offering, net	—	41,771
Borrowings under insurance financing	940	—
Excess tax benefits from stock-based compensation	—	142
Payments of contingent consideration	(2,451)	—

Net cash provided by (used in) financing activities	(2,622)	41,884

Net increase (decrease) in cash and cash equivalents	(9,087)	25,618
Cash and cash equivalents — Beginning of period	31,198	27,900

Cash and cash equivalents — End of period	$22,111	$53,518

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$86	$99
Income taxes paid during the period	997	2,059
Noncash Investing and Financing Activities:
Accrued purchases of property and equipment	$237	$894
Property and equipment acquired under rent agreement	321	—
Conversion of preferred stock to common stock	—	22,811
Common stock issued for acquisition	—	830

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business

CafePress Inc., or the Company, formerly CafePress.com, Inc., was incorporated under the laws of the State of California on October 15, 1999. On January 19, 2005, the Company was reincorporated under the laws of the State of Delaware. On June 7, 2011 the name of the Company was changed to CafePress Inc.

The Company serves its customers, including both consumers and content owners, through its portfolio of e-commerce websites and platform services providers, including its flagship website, CafePress.com. The Company’s consumer customers include millions of individuals, groups, businesses and organizations who leverage its innovative and proprietary print-on-demand services to express interests, beliefs, and affiliations by customizing a wide variety of products. These products include clothing and accessories, art and posters, stickers, home decor, and stationery. The Company’s business customers leverage its proprietary software and services platforms to bring e-commerce services to their own online environments. The Company’s content owner relationships include individual designers as well as artists and branded content and corporate and entertainment licensors who leverage its platform to reach a mass consumer base and monetize their content.

Content owners include individuals or groups who upload or design images for their own purchase or for sale to others, or corporate clients who provide content to support the sale of branded merchandise. These products can be sold through storefronts hosted by CafePress or through its technology deployed in other e-commerce environments. Content owners may also sell products through the retail marketplace found on the Company’s portfolio of e-commerce websites.

The Company manages substantially all aspects of doing business online, including e-commerce and hosted services, product manufacturing and sourcing, fulfillment, and customer service.

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

Initial Public Offering

On April 3, 2012, the Company’s registration statement on Form S-1 relating to an initial public offering, or IPO, of the Company’s common stock was declared effective by the Securities and Exchange Commission, or SEC. The IPO closed on April 3, 2012 at which time the Company sold 2,500,000 shares of common stock and received cash proceeds of $44.2 million from this transaction, net of underwriting discounts and commissions. Additionally, the Company incurred offering costs of approximately $4.6 million related to the IPO. An additional 2,000,000 shares of common stock were sold by existing stockholders from whom the Company did not receive any proceeds or incur any costs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K as filed on March 18, 2013 with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to revenue recognition, provisions for doubtful accounts, credit card chargebacks, sales returns, inventory write-downs, stock-based compensation, fair value of the Company’s common stock, legal contingencies, depreciable lives, asset impairments, contingent consideration liabilities, accounting for business combinations, and income taxes including required valuation allowances. The Company bases its estimates on historical experience, projections for future performance and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

The Company recognized breakage revenue for flash deal promotions of $1.0 million and $1.2 million and the associated direct sales commission of $0.3 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. This increased operating income by $0.7 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. The Company recognized breakage revenue for flash deal promotions of $2.3 million and $2.1 million and the associated direct sales commission of $0.8 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. This increased operating income by $1.5 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

The Company recognized breakage revenue of $0.1 million and $0.6 million and thus increased operating income by the same amount as there are no associated deferred costs for its internally managed voucher promotions and gift certificate programs for each of the three and six months ended June 30, 2013 and 2012, respectively.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and gift cards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs, and recognized in the period revenue is recognized.

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Building	$3,782	$3,782
Office furniture and computer equipment	13,750	13,697
Computer software	2,488	2,370
Internal use software and website development	11,344	9,336
Production equipment	20,935	21,598
Leasehold improvements	4,029	2,950

Total property and equipment	56,328	53,733
Less: accumulated depreciation and amortization	(36,460)	(33,841)

Property and equipment, net	$19,868	$19,892

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Payroll and employee related expense	$4,016	$3,672
Acquisition-related costs	3,256	1,094
Contingent consideration, short-term portion	3,050	5,896
Other accrued liabilities	1,983	2,361
Production costs	1,014	1,586
Professional services	435	1,427
Royalties-minimum guarantee	282	94
Unclaimed royalty payments	281	281
Allowance for sales returns and chargebacks	173	453
Accrued advertising	160	897

Accrued liabilities	$14,650	$17,761

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$221	$328	$453	$455
Add: provision	1,069	978	2,199	1,868
Less: deductions and other adjustments	(1,117)	(972)	(2,479)	(1,989)

Balance, end of period	$173	$334	$173	$334

Intangible assets are composed of the following (in thousands):

		June 30, 2013			December 31, 2012
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$12,447	$(3,852)	$8,595	$12,447	$(2,265)	$10,182
Business relationships	5.5 years	7,817	(3,175)	4,642	7,817	(2,513)	5,304
Other intangible assets	6.4 years	6,979	(2,870)	4,109	6,979	(2,486)	4,493

Total		$27,243	$(9,897)	$17,346	$27,243	$(7,264)	$19,979

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	June 30, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$4,599	$4,599	$—	$—

Total financial assets	$4,599	$4,599	$—	$—

Liabilities:
Acquisition related contingent consideration	$4,093	$—	$—	$4,093

Total financial liabilities	$4,093	$—	$—	$4,093

	December 31, 2012
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$14,594	$14,594	$—	$—

Total financial assets	$14,594	$14,594	$—	$—

Liabilities:
Acquisition related contingent consideration	$8,882	$—	$—	$8,882

Total financial liabilities	$8,882	$—	$—	$8,882

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting. The terms of the agreements relating to the acquisitions provide for contingent consideration up to $19.8 million that is accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $4.1 million and $8.9 million as of June 30, 2013 and December 31, 2012, respectively. This contingent liability has been reflected as a current liability of $3.1 million and a non-current liability of $1.0 million as of June 30, 2013. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Fair value — beginning of period	$9,029	$8,882
Payment of contingent consideration during the period	(2,451)	(2,451)
Change in fair value	(2,485)	(2,338)

Fair value — end of period	$4,093	$4,093

The Company determines the fair value of the liability for contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

During the quarter ended June 30, 2013, although EZ Prints and our corporate client relationships continued to contribute to our overall revenue growth, we did not see the incremental impact from new business opportunities that we expected when we completed our last probability-weighted cash flow analysis. In addition, in August 2013, we entered into an amendment to the October 2012 merger agreement with EZ Prints, pursuant to which the earn-out provision was revised such that the former stockholders of EZ Prints have contingent rights to receive a maximum earn-out consideration of up to $1.0 million based on achievement of revised performance targets of the acquired business for the period commencing September 1, 2013 and ending August 31, 2014. The Company believes that the long-term value of the EZ Prints business is still intact, and continues to utilize the acquired EZ Prints technology in many facets of the combined business. However, as a result of the amendment to the merger agreement and revenue performance through the quarter ended June 30, 2013, we adjusted both our probability weightings and earn-out consideration targets, resulting in a reduction of $2.6 million to the fair value of the contingent consideration liability. The total change in fair value of the contingent consideration liability during the three and six months ended June 30, 2013, includes the impact of this adjustment, together with accretion on contingent consideration liabilities associated with our other acquisitions.

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

In March 2013, the Company entered into a credit agreement, which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs and is available through March 2015. This credit agreement requires the Company to comply with various financial covenants and is secured on all assets of the Company. There were no draws against the facility as of June 30, 2013.

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate intrinsic value
Outstanding — December 31, 2012	3,483	$12.22	4.95	$955
Granted	242	6.14
Exercised	(23)	1.99
Forfeited	(672)	13.44

Outstanding — June 30, 2013	3,030	11.55	4.68	1,218

Vested and expected to vest — June 30, 2013	1,952	11.32	4.04	1,067

Vested — June 30, 2013	1,519	11.54	3.47	986

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (in years)	4.6	4.7	4.5	4.7
Risk-free interest rate	0.6%	0.8%	0.7%	0.8%
Expected volatility	58%	60%	58%	61%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the six months ended June 30, 2013 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2012	—	$—
Granted	92	6.12
Vested	(6)	6.53

Awarded and unvested at June 30, 2013	86	$6.09

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net revenues	$49	$63	$120	$114
Sales and marketing	108	153	220	308
Technology and development	52	59	120	117
General and administrative	701	968	1533	1,534

Total stock-based compensation expense	$910	$1,243	$1,993	$2,073

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	(1,716)	(260)	(5,700)	(804)

Shares used in computing net loss per share of common stock, basic and diluted	17,129	16,888	17,124	12,916

Net loss per share of common stock, basic and diluted	$(0.10)	$(0.02)	$(0.33)	$(0.06)

7. Pro forma results of acquisition of Logo’d Softwear, Inc.

In April 2012, the Company acquired substantially all of the assets of Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations,

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2012 as if the aforementioned acquisition of Logo’d Softwear, Inc. had occurred as of January 1, 2012. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at January 1, 2012, or of future results.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$47,241	$89,736

Net loss	$(237)	$(517)

Net loss per share:
Basic and diluted	$(0.1)	$(0.4)

8. Segment Information

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$47,427	$42,267	$94,915	$77,619
International	4,976	4,831	9,995	9,360

Total	$52,403	$47,098	$104,910	$86,979

All of the Company’s long-lived assets are located in the United States.

9. Subsequent events

On July 10, 2013, a complaint captioned Desmarais v. CafePress, Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, certain of our directors, our chief executive officer, our chief financial officer and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013 a similar compliant captioned Jinnah v. CafePress, Inc., et al. CIV-522976 was filed in the same court. We are, at this time, unable to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any. We believe these suits to be without merit and will defend ourselves vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our growth rates from period to period; customer acquisition costs as a predictor of future growth; anticipated trends and challenges in our business and the markets in which we operate; the effect of a change in market interest rates, foreign currency exchange rate fluctuations, or inflation; expectations regarding the impact and contribution from EZ Prints and potential impact of the revised earn-out provision; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing and the potential dilutive effect thereof; our anticipated growth strategies; our ability to retain and attract customers and drive traffic to our websites; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We believe we are a leading e-commerce platform enabling customers worldwide to create, buy and sell a wide variety of customized and personalized products. We serve our customers, including both consumers and content owners, through our portfolio of e- commerce websites, including our flagship website, CafePress.com. Our consumers include millions of individuals, groups, businesses and organizations who leverage our innovative and proprietary print-on-demand services to express interests, beliefs, and affiliations by customizing a wide variety of products. These products include clothing and accessories, art and posters, stickers, home accents, and stationery. Our content owners include individual designers as well as artists and branded content licensors who leverage our platform to reach a mass consumer base and monetize their content. We believe we are a leading e-commerce platform for customization of consumer products based on our more than a decade of experience of providing high-quality customized products in single unit and small quantity orders on a when-ordered basis.

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

We monitor several key operating metrics including:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Key operating metrics:
Total number of orders	1,477,063	888,439	2,906,169	1,727,459
Average order size	$34	$52	$35	$50
Average order size (excluding EZ Prints)	$52	$52	$53	$50

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

Average order size

Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Because we recognize revenues upon delivery, billings may not be recognized as revenues until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. The decrease in our average order size in 2013 was due to our acquisition of EZ Prints, Inc. which has a smaller average order size resulting from fulfillment pricing for some of its partners, and a relatively high volume of photo-related gift items priced at less than $10.

Basis of presentation

Net revenues

We generate revenues from online transactions through our portfolio of e-commerce websites. We sell a wide range of customized products such as clothing and accessories, art and posters, stickers, home decor, and stationery, as well as products containing content supplied by the content owner and offered through our e-commerce websites or, in some cases, through feeds from independent third party websites.

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

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to our manufacturing facilities. The cost of materials may vary based on revenues as well as the price we are able to negotiate when purchasing cotton or other such commodities. Shipping fluctuates with volume as well as the method of shipping chosen by the consumer and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is a permanent or a temporary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses are comprised of fees we pay to our content owners for the use of their content on our products. Certain sales transactions under our Create & Buy program and the Business-to-Business channels, or B2B, do not incur royalties. For other product sales, royalties vary with volume as well as whether the transaction occurred in a shop or the marketplace. Royalty-based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

Operating expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative expenses, and acquisition-related costs. Personnel-related expenses comprise a significant component of our operating expenses and consist of wages and related benefits, bonuses and stock-based compensation.

Sales and marketing

Sales and marketing expenses consist primarily of customer acquisition costs, personnel costs and costs related to customer support, order processing and other marketing activities. Customer acquisition, customer support and order processing expenses are variable and historically have represented a majority of overall sales and marketing expenses.

Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, flash deal promotions through group-buying websites, display advertising, affiliate channels and our social media programs. We believe this expense is a key lever that we can use to drive growth and volume within our business as we adjust volumes to our target return on investment. We expect sales and marketing expense to increase in absolute dollars in the foreseeable future as we continue to invest in new customer acquisition.

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

Acquisition-related costs

Acquisition-related costs include performance-based compensation payments, any changes in the estimated fair value of performance- based contingent consideration payments which were initially recorded in connection with our acquisitions and third-party fees incurred in connection with our acquisition activity.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	100%	100%	100%	100%
Cost of net revenues	61	58	62	58

Gross profit	39	42	38	42

Operating expenses:
Sales and marketing	27	25	27	25
Technology and development	10	7	10	7
General and administrative	8	9	8	9
Acquisition-related costs	(3)	2	—	2

Total operating expenses	42	42	45	43

Loss from operations	(3)	(1)	(7)	(1)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income	—	—	—	—

Loss before income taxes	(3)	(1)	(7)	(1)
Benefit from income taxes	—	—	(2)	—

Net loss	(3)%	(1)%	(5)%	(1)%

Effective tax rate	2.9%	31.6%	25.9%	32.6%

Comparison of the Three Month Periods Ended June 30, 2013 and 2012

	Three Months Ended June 30,		$ Change	% Change
	2013	2012
(in thousands, except for percentages)
Net revenues	$52,403	$47,098	$5,305	11%
Cost of net revenues	32,114	27,536	4,578	17

Gross profit	20,289	19,562	727	4

Operating expenses:
Sales and marketing	14,249	11,776	2,473	21
Technology and development	5,100	3,185	1,915	60
General and administrative	4,301	4,244	57	1
Acquisition-related costs	(1,617)	720	(2,337)	(325)

Total operating expenses	22,033	19,925	2,108	11

Loss from operations	(1,744)	(363)	(1,381)	380
Interest income	15	32	(17)	(53)
Interest expense	(43)	(49)	6	(12)
Other (expense) income, net	4	—	4	—

Loss before income taxes	(1,768)	(380)	(1,388)	365
Benefit from income taxes	(52)	(120)	68	(57)

Net loss	$(1,716)	$(260)	$(1,456)	560%

Net revenues

Net revenues increased $5.3 million, or 11%, in the three months ended June 30, 2013 compared to the same period in 2012. The increase in net revenues is primarily due to an increase in orders, which was attributable to acquisitions which increased our presence in corporate partnerships, as well as an increase in our mobile and social media programs. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $4.6 million, or 17%, in the three months ended June 30, 2013 compared to the same period in 2012. As a percentage of net revenues, cost of net revenues was 61% in the three months ended June 30, 2013 and 58% in the same period in 2012. Within cost of net revenues, materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 4.0 percentage points due to plant consolidation costs, the impact of the B2B portion of the EZ Prints legacy business, changes in the product mix and increased promotional offerings designed to attract new customers. These increases were partially offset by a 1.2 percentage point decline in royalty payments due to an increase in sales of products with lower royalty rates.

Sales and marketing

Sales and marketing expenses increased $2.5 million, or 21%, in the three months ended June 30, 2013 compared to the same period in 2012. Sales and marketing expenses were 27% of net revenues in the three months ended June 30, 2013 compared to 25% in the same period in 2012. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $1.6 million in customer acquisition due to increased online acquisition activities, such as keyword searches, online advertising and expansion of marketing efforts into new channels such as social media. In addition, personnel costs increased $0.6 million primarily due to our recent acquisitions.

Technology and development

Technology and development expenses increased $1.9 million, or 60%, in the three months ended June 30, 2013 compared to the same period in 2012. Technology and development expenses were 10% of net revenues in the three months ended June 30, 2013 compared to 7% in the same period in 2012. The increase consists of $0.9 million related primarily to the hosting services, depreciation and costs to support our websites due to growth in our business, and increases in personnel-related expenses of $0.5 million due to recent acquisitions. In addition, amortization increased by $0.5 million primarily due to amortization expense of intangible assets related to our recent acquisition of EZ Prints, Inc.

General and administrative

General and administrative expenses increased by $0.1 million in the three month ended June 30, 2013 compared to the same period in 2012. General and administrative expenses were 8% of net revenues in the three months ended June 30, 2013 and 9% in the three months ended June 30, 2012. The slight increase in absolute dollars is due to an increase in personnel-related costs related to additional employees and contractors due to our recent acquisitions offset by lower stock compensation expense.

Acquisition-related costs

Acquisition-related costs were $(1.6) million and $0.7 million in the three months ended June 30, 2013, and June 30, 2012, respectively. This expense primarily represents the accrual or release of performance-based contingent consideration payments related to our acquisitions of Canvas on Demand in September 2010, L&S Retail Ventures, Inc. in October 2011, Logo’d Softwear, Inc. in April 2012 and EZ Prints. Inc. in October 2012. The $1.6 million benefit consists of a $2.6 million reduction in the contingent consideration liability for EZ Prints, Inc., offset by $1.0 million expense due to performance-based compensation accruals and accretion of contingent consideration liabilities associated with our acquisitions.

Benefit from income taxes

The benefit from income taxes was $0.1 million in the three months ended June 30, 2013 and June 30, 2012. Our effective tax rate was 2.9% and 31.6% in the three months ended June 30, 2013, and June 30, 2012, respectively. The effective tax rate was lower in 2013 primarily due to the impact of a discrete charge of $0.6 million related to the expiration of unexercised stock options.

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

	Six Months Ended June 30,		$ Change	% Change
	2013	2012
(in thousands, except for percentages)
Net revenues	$104,910	$86,979	$17,931	21%
Cost of net revenues	64,980	50,474	14,506	29

Gross profit	39,930	36,505	3,425	9

Operating expenses:
Sales and marketing	28,556	21,937	6,619	30
Technology and development	10,321	6,149	4,172	68
General and administrative	8,888	8,178	710	9
Acquisition-related costs	(222)	1,374	(1,596)	(116)

Total operating expenses	47,543	37,638	9,905	26

Loss from operations	(7,613)	(1,133)	(6,480)	572
Interest income	26	40	(14)	(35)
Interest expense	(106)	(100)	(6)	6
Other (expense) income, net	4	—	4	—

Loss before for income taxes	(7,689)	(1,193)	(6,496)	545
Benefit from income taxes	(1,989)	(389)	(1,600)	411

Net loss	$(5,700)	$(804)	$(4,896)	609%

Net revenues

Net revenues increased $17.9 million, or 21%, in the six months ended June 30, 2013 compared to the same period in 2012. The increase in net revenues is due to an increase in orders attributable primarily to acquisitions which increased our presence in Clubs, Groups and Organizations as well as corporate partnerships and to a lesser extent to expansion in mobile and social media programs and revenue from Art products.

Cost of net revenues

Cost of net revenues increased $14.5 million, or 29%, in the six months ended June 30, 2013 compared to the same period in 2012. As a percentage of net revenues, cost of net revenues was 62% in the six months ended June 30, 2013 compared to 58% in the same period in 2012. Within cost of net revenues, content royalty expense decreased by 1.4 percentage points due to an increase in sales of products with lower royalty rates and materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 5.3 percentage points due to changes in the product mix and pricing to attract new customers, plant consolidation expenses, as well as the impact of the B2B portion of the EZ Prints business, which has lower gross margins.

Sales and marketing

Sales and marketing expenses increased $6.6 million, or 30%, in the six months ended June 30, 2013 compared to the same period in 2012. Sales and marketing expenses were 27% of net revenues in the six months ended June 30, 2013 compared to 25% in the same period in 2012. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $4.0 million in customer acquisition costs primarily due to increased online acquisition activities, such as keyword searches, display marketing, email marketing, expansion of marketing efforts into new channels such as social media, as well as costs related to flash deal promotions. Due to our recent acquisitions, payroll and related costs increased $1.9 million and amortization of intangible assets increased by $0.3 million as compared to the same period in 2012.

Technology and development

Technology and development expenses increased $4.2 million, or 68%, in the six months ended June 30, 2013 compared to the same period in 2012. Technology and development expenses were 10% of net revenues in the six months ended June 30, 2013 compared to 7% in the same period in 2012. The increase consists of $1.9 million related primarily to the hosting services, depreciation and costs to support our websites due to the growth in our business, and increases in personnel-related expenses of $1.0 million due to recent acquisitions. In addition, amortization increased by$1.2 million due to amortization expense of intangible assets related to our recent acquisitions of Logo’d Softwear, Inc. and EZ Prints, Inc.

General and administrative

General and administrative expenses increased $0.7 million, or 9%, in the six months ended June 30, 2013 compared to the same period in 2012. General and administrative expenses were 8% of net revenues in the six months ended June 30, 2013 and 9% in the same period in 2012. The increase in absolute dollars is primarily due to an increase in personnel-related costs related to recent acquisitions and higher professional fees for legal and other services associated with becoming a public company.

Acquisition-related costs

Acquisition-related costs were $(0.2) million and $1.4 million in the six months ended June 30, 2013, and June 30, 2012, respectively. This expense primarily represents the accrual or release of performance-based contingent consideration payments related to our acquisitions of Canvas on Demand in September 2010, L&S Retail Ventures, Inc. in October 2011, Logo’d Softwear, Inc. in April 2012 and EZ Prints, Inc. in October 2012. The $0.2 million benefit consists of a $2.6 million reduction in the contingent consideration liability for EZ Prints, Inc., offset by $2.4 million expense due to performance-based compensation accruals and accretion of contingent consideration liabilities associated with our acquisitions.

Benefit from income taxes

The benefit from income taxes was $2.0 million and $0.4 million in the six months ended June 30, 2013, and June 30, 2012, respectively. Our effective tax rate was 25.9% and 32.6% in the six months ended June 30, 2013, and June 30, 2012, respectively. The effective tax rate was lower in 2013 primarily due to the impact of higher estimated domestic production tax deduction, lower incentive stock option expense in 2013 and the impact of a discrete charge related to expiration of unexercised stock options.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash, cash equivalents, and short term investments totaling $25.6 million. In connection with our IPO that closed on April 3, 2012 we received cash proceeds of $41.8 million, net of underwriters’ discounts and commissions and expenses paid by the company. Prior to the initial public offering, we have funded our operations primarily with cash flows from operations and, to a lesser extent, issuances of convertible preferred stock and debt financing, including capital leases. In March 2013, we entered into a credit agreement, which provides for a revolving credit facility of $5.0 million which is available through March 2015.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
(in thousands)
Net cash used in operating activities	$(8,890)	$(6,665)
Net cash provided by (used in) investing activities	$2,425	$(9,601)
Net cash provided by (used in) financing activities	$(2,622)	$41,884

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

In the six months ended June 30, 2013, net cash used in operations was $8.9 million, primarily due to normal seasonal working capital uses of cash of $9.2 million. Our net income, as adjusted for non-cash items such as depreciation, amortization, stock compensation, and adjustments to the fair value of our contingent consideration liabilities, provided cash of $0.3 million during the period.

In the six months ended June 30, 2012, net cash used in operations was $6.7 million, primarily due to normal seasonal working capital uses of cash of $11.9 million. Our net income, as adjusted for non-cash items such as depreciation, amortization, stock compensation, and adjustments to the fair value of our contingent consideration liabilities, provided cash of $5.3 million during the period.

We experience a seasonal decrease in accounts payable and accrued royalties payable in the first half of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to higher levels of inventory purchased in the preceding fourth quarter. In addition, accrued royalties and partner payable balances decline as payments associated with partner and shopkeeper activity during the preceding fourth quarter are made.

Cash flows from investing activities

In the six months ended June 30, 2013, net cash provided by investing activities was $2.4 million, consisting primarily from the net proceeds from the sale of short-term investments of $5.9 million offset partially by $1.9 million for capital expenditures related to the purchase of property and equipment and $2.0 million of capitalized software and website development costs.

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

Cash flows from financing activities

In the six months ended June 30, 2013, net cash used in financing activities was $2.6 million, primarily due to payments of short-term borrowings and capital lease obligations amounting to $1.2 million and payments of contingent consideration of $2.5 million offset by finance borrowings of $0.9 million.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$(1,716)	$(260)	$(5,700)	$(804)
Non-GAAP adjustments:
Interest and other (income) expense	24	17	76	60
Benefit from income taxes	(52)	(120)	(1,989)	(389)
Depreciation and amortization	2,255	1,469	4,400	2,903
Amortization of intangible assets	1,316	947	2,633	1,631
Acquisition-related costs	(1,617)	720	(222)	1,374
Stock-based compensation	910	1,243	1,993	2,073

Adjusted EBITDA	$1,120	$4,016	$1,191	$6,848

Related Party Transactions

None.

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

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $25.6 million and $40.6 million as of June 30, 2013 and December 31, 2012, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, certain of our directors, our chief executive officer, our chief financial officer and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013 a similar compliant captioned Jinnah v. CafePress Inc., et al. CIV-522976 was filed in the same court. We are, at this time, unable to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any. We believe these suits to be without merit and will defend ourselves vigorously.

We may be subject to lawsuits, claims and proceedings incident to the ordinary course of business, particularly with respect to content that appears on our website. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of legal resources, management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. We are not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on our business, financial condition or results of operations.

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

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this prospectus:

•	spikes in our sales from major social or political events or developments resulting in a short term demand for products with related content;

•	seasonality of our revenues, including shifts in the timing of holiday selling seasons;

•	macroeconomic cycles and consumer spending;

•	demand for our user-designed products and services;

•	market acceptance and competitiveness of our products and services;

•	the gain or loss of significant strategic relationships;

•	our ability to develop, introduce and market new products and services on a timely basis;

•	the timing and terms of any acquisition, performance on earn out provisions and integration activities post acquisition;

•	fluctuations in sales and marketing costs, including website traffic acquisition costs;

•	our ability to maintain or increase website traffic to our e-commerce properties;

•	fluctuations in the sources of our revenue as between our various e-commerce properties;

•

the development of, or changes to, new technologies and platforms for Internet use, such as mobile, and evolving marketing methods such as social media, flash promotions and any changes in website traffic acquisition algorithms, policies or practices supporting such development;

•	new entrants that might occur to the market for customized goods in our distribution or marketing channels;

•	fluctuations in the cost of raw materials;

•	variations in the mix of products and services we sell;

•	new product and service announcements and introductions by us or our competitors;

•	difficulties encountered in the integration of newly-acquired businesses;

•	acquisition-related risks and associated expenses, and difficulty in estimating impact and costs related thereto;

•	litigation and associated risks and expenses, including extraordinary expenses related to litigation and settlement costs, and difficulty in estimating the impact and timing thereof;

•	the growth rate of the e-commerce industry; and

•	potential impact of sales tax initiatives on e-commerce sales demand.

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

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. As of June 30, 2013, we had goodwill of $40.2 million and intangible assets of $17.3 million. During the quarter ended June 30, 2013, we performed a qualitative review of our goodwill and intangible balances and concluded that we did not have any significant indicators of impairment. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. A sustained decline in our stock price and resulting market capitalization, further delays in expected new business opportunities associated with EZ Prints and our CafePress Services partnerships, unforeseen losses of any significant existing EZ Prints partners, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $40.2 million goodwill balance or our $17.3 million intangible asset balance in the future. We cannot be certain that a future downturn in our business, slower than expected growth of new business opportunities associated with EZ Prints and our CafePress Services partnerships, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

A significant proportion of our revenue has been derived from the online sale of user-designed products through our marketplace We expect that the sales of user-generated design products will continue to comprise a majority of revenue on our CafePress.com business. While we intend to continue to expand our product and service offerings, including the expansion of our Create & Buy service offerings, expansion of licensed content for creation of products, and expansion of our corporate client e-commerce services, revenues from these services may not increase to a level that would reduce our dependence on revenues from our marketplace. In addition, users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.

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

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	small traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc., Walmart.com and eBay Inc. (who also may be our distribution partners);

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered;

•	online providers of customized products such as CustomInk, LLC, Spreadshirt, Inc., Threadless.com or Zazzle Inc. and online providers of unique goods like Etsy, Inc. or Uncommon Goods;

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

We have built our business by providing consumers an outlet for self-expression through customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong feelings on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company. Additionally, because our service provides a platform for the expression of controversial ideas, our site could be the target of negative social media or petition campaigns, computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. For example, our websites are currently blocked in China. Our distribution and channel partners may likewise become uncomfortable with aspects of our user-generated content business model and may cut back or refuse to display our products or otherwise limit our merchandising opportunities thus impacting our results of operations. We believe we must maintain a balance between the encouragement of self- expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our mutual desire to protect our brands and our companies. If we fail to maintain this balance and lose partners, customers, or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their content or products, we risk damage to our brands and reputation and ultimately our business and results of operations.

If we are unable to attract customers or increase traffic to our websites in a cost-effective manner or at all, our business and results of operations could be harmed.

Our success depends on our ability to attract customers our websites. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as search engine marketing, email, affiliate networks, social media outlets and flash deal promotions through group-buying websites. We pay providers of online services, search engines and other websites and e-commerce businesses to provide content; marketing links, advertising banners and other links that direct customers to our websites. If these providers modify or terminate their relationship with us or increase the price they charge us or if our competitors offer them greater fees for traffic, our expenses could rise and traffic to our websites could decrease, resulting in harm to our operations.

We also devote substantial resources to optimizing our websites to increase the likelihood of our products and services appearing in unpaid search engine results; however there can be no assurance that these efforts will be successful. If our products and services receive low placement or do not appear within the listings of search engine results in response to relevant search queries, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. If we are unable to maintain or increase traffic to our websites or our products or services receive low placement or do not appear due to changes in search engine algorithms, our business and operating results could suffer.

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

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers and new strategic partnerships and business relationships, our results of operations may suffer.

We believe we will need to address additional markets and sales channels, attract new business partners, content providers and consumers to further grow our business. To access new markets and consumers, we expect that we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized language websites in different countries. There is no guarantee we will be successful in this expansion. We continually seek to offer our array of e-commerce customization and products and services to new customers in existing channels and to expand the reach of our distribution channel partnerships. If we are unsuccessful in expanding the scope of those relationships, we may not grow our operations and businesses as fast as we would like.

In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites, retail in-store offerings, content feeds to distribution partners and deployable customization builders on third-party websites. Any failure to develop new products and services, or a lack of adoption of the new products and services we do develop to expand our business beyond our existing target markets or address additional market opportunities could harm our business, financial condition and results of operations.

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

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008, Canvas On Demand, LLC in 2010, L&S Retail Ventures, Inc. in October 2011 and Logo’d Softwear, Inc. in April 2012. In addition, in October 2012 we acquired all of the outstanding shares of capital stock of EZ Prints Inc. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. These acquisitions and any future acquisitions and the successful integration of assets and businesses into our own requires significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the potential loss of key employees, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to pay up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. To date, Canvas On Demand has earned the full earn-out payments thus far available to it. Additionally, the merger agreement with EZ Prints provided for up to $10.0 million in earn-out payments to the former stockholders of EZ Prints, with $2.7 million of such earn-out consideration payable in CafePress common stock or cash at the election of the EZ Print stockholders, which election was made prior to the closing of the merger with 6% of EZ Prints stockholders electing stock and 94% electing cash. Nevertheless, the provisions of the earn-out payments are not expected to be met and the parties have entered into an amendment of such agreement, which reduces the maximum earnout available to $1.0 million over an additional one year period. We may enter into other modifications of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities.

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

As a service provider that prints content provided by others, we face allegations related to, and potential liability for, negligence, copyright or trademark infringement or other claims that we display and the goods created from user-generated uploads to our service. We also may face allegations related to, and potential liability for, content uploaded from our users in connection with claims of defamation, racism, hate speech, obscenity or pornography that may be embodied in user expression. As globally available websites, we also receive inquiries about content that may be illegal or insensitive to cultural norms not only in the United States but worldwide, and those sensitivities may differ widely. For example, content related to glorification of the current North Korean regime, while offensive to many, is not illegal in the United States. In South Korea, distribution of such speech is considered illegal and we therefore are subject to geographic-specific blocks on content on our websites. Despite our status as an e-commerce service provider and not a publisher, we are also exposed to risks associated with varying defamation laws in other jurisdictions in foreign countries, for example, including heightened risk of secondary liability on defamation suits in the United Kingdom and increased statutory penalties available for alleged trademark infringement in Germany. Further, we maintain relationships with law enforcement agencies to manage issues related to child pornography or other illegal uses of our service and must monitor our services for such impermissible, unauthorized and illegal activities. We also may be subject to subpoenas or other law enforcement or regulatory requests for information about our users or our website’s services and the handling of such information requests may expose us to risk of suit from our users if not correctly and consistently managed in light of applicable law and consumer expectations of data privacy and judicial action or regulatory enforcement is not processed with appropriate alacrity.

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

Failure to protect confidential or personally identifiable information of our customers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation and brands and substantially harm our business and results of operations.

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

We maintain industry standard privacy policies and practices with respect to the personally identifiable information of our users that we maintain. Any failure or perceived failure by us to comply with our privacy policies or privacy-related obligations to customers, sellers or other third parties may result in Federal or state governmental enforcement actions, litigation, or negative public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of June 30, 2013 , we had six issued patents and seven patents pending in the United States, which relate to our unique e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We have been and may continue to be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. For example, in January 2013, Express Card Systems LLC filed suit against us and in a separate suit, against partner Target Corporation, for which we have an indemnification obligation for the licensed platform. CafePress settled both suits in May 2013 on behalf of itself, EZ Prints, Inc., its wholly-owned subsidiary, and its partner Target Corporation. While we believed the suits to be meritless, the defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. If in the future any such suits are filed, their defense will likewise contribute to costs and diverting of resources of our management personnel. If a material, adverse determination is made in the future in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our website services until resolution of such litigation.

We are involved in legal proceedings that may result in adverse outcomes.

In addition to the potential infringement claims otherwise described above, we may be involved in claims, suits, government investigations, and regulatory proceedings arising in the course of our business, including actions with respect privacy, data protection, law enforcement, taxes, labor and employment claims as well as stockholder derivative actions, class actions lawsuits and other matters. For example, we were recently named, among other defendants, in purported class action lawsuits on behalf of purchasers of shares issued in our IPO and thereafter.

Regardless of the outcome, such legal proceedings can have an adverse impact on us because of the legal defense costs, diversion of our Board of Directors, management and other personnel’s time and resources, and other factors and expenses. In addition, it is possible that resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, penalties, consent decrees or orders preventing us from offering certain features in our product offerings or services, requiring changes in our business practices or revenue models, or introducing doubts in the minds of customers, business partners or investors as to the future materiality or validity of such claims that could adversely affect our business, operating results, and financial condition.

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

We plan to continue to target customers in countries outside the United States. We maintain websites localized to the markets in the United Kingdom, Australia, Canada, Germany, Spain and France. Additionally, we utilize contract manufacturing operations through partners in the Czech Republic and Australia. In connection with our international presence we are subject to a variety of risks including:

•	the need to develop new production, supplier and customer relationships;

•	difficulties in enforcing contracts, collecting accounts receivables and longer payment cycles;

•

regulatory, political or contractual limitations on our ability to operate and sell in certain foreign markets, including trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses as well as tax nexus issues for royalties paid to non-U.S. content providers;

•	varying and more extensive data privacy and security laws and regulations in other countries;

•	challenges of international delivery and customs requirements;

•	varying product safety requirements and content restrictions in other countries;

•	difficulties of language translations, increased travel, infrastructure and legal compliance and enforcement costs associated with international operations;

•	currency translation and transaction risk, which may negatively affect our revenues, cost of net revenues and gross margins, and could result in exchange losses;

•	difficulty with managing widespread international operations and fulfillment partnerships;

•	reduced protection for intellectual property rights in some countries;

•	the need to defend against intellectual property infringement claims against us in unfamiliar foreign legal regimes and to comply with unfamiliar foreign regulatory schemes and laws;

•	lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage as well as broadband connections on which our content-rich services depend;

•	heightened exposure to political instability, war and terrorism; and

•	changes in the general economic and political conditions.

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

We also pay royalties to our designers where they upload content and license to us for the creation of online storefronts operated by us. We believe it is our content owners’ obligation to pay taxes on their royalty income. In the U.S., we issue appropriate tax forms disclaiming the withholding on taxes on such royalty income to them. U.S. law remains unsettled on taxation of sales made in the U.S. for which we may owe royalty payments to licensors who reside outside the U.S. While we have had no taxing authority inquiries on such on the application position withholding taxes there is no guarantee that such procedures will be appropriate to disclaim taxable nexus in every state and foreign country in the future and we continually review such positions on a regular basis for recent developments.

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

Risks related to ownership of our common stock

Our stock price has been volatile, may continue to be volatile and may decline regardless of financial performance.

The market price for our common stock has fluctuated and may continue to fluctuate in response to a number of factors, including:

•	actual or anticipated fluctuations, including seasonal variations, in our financial condition and operating results;

•	changes in the economic performance or market valuations of other e-commerce companies or companies perceived by investors to be comparable to us;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;
•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	lack of coverage of us by industry or securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenues or earnings guidance that is higher or lower than expected;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	fluctuations in the supply and prices of materials used in our products, such as cotton;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	commencement of, our involvement in, litigation;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	general economic and market conditions.

For example, from March 29, 2012 through June 28, 2013, our stock price has fluctuated from $22.69 to a lowest close price of $4.91 on November 9, 2012. As of June 28, 2013, our stock price closed at $6.27.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently, and in the future may be, the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We have been named as a defendant in a purported securities class action lawsuit, which could cause us to incur substantial costs and divert management’s attention and financial and other resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On July 10, 2013, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. On July 14, 2013, a second, similar complaint was filed. These and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

ITEM 5. OTHER INFORMATION

In October 2012, we acquired EZ Prints, Inc., or EZ Prints, pursuant to an Agreement and Plan of Merger, or Merger Agreement, as a result of which EZ Prints became our wholly-owned subsidiary. The Merger Agreement originally provided for earn-out consideration whereby the former stockholder of EZ Prints had contingent rights to receive up to $10.0 million based on achievement of certain performance targets for the acquired business over the twelve months following the closing of the merger. In addition, $4.5 million of the initial merger consideration was placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in EZ Prints’ representations and warranties, covenants and agreements and other indemnifiable claims. Mr. Wes Herman, the previous Chief Executive Officer of EZ Prints, also entered into an employment agreement and earn-out bonus agreement with CafePress. These agreements provided Mr. Herman a contingent right to receive up to $1.0 million at the date that was twelve months after the closing of the merger based on the achievement of the same performance targets for the acquired business as the earn-out consideration metrics.

In August 2013, we entered into an amendment to the Merger Agreement, or the Amendment, pursuant to which the earn-out provision was revised such that the former stockholders of EZ Prints have contingent rights to receive a maximum earn-out consideration of up to $1.0 million based on achievement of revised performance targets of the acquired business for the period commencing September 1, 2013 and ending August 31, 2014. In connection with the Amendment, we agreed to an early release of the amounts held in the escrow account as well as certain other matters.

The above description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 2.1, to this quarterly report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit number	Description

2.1	Amendment No. 1 to Agreement and Plan of Merger dated August 12, 2013, by and among the Registrant, EZ Prints, Inc. and Fortis Advisors LLC as Stockholder Representative.

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Schema Document.

101.CAL(4)	XBRL Calculation Linkbase Document.

101.DEF(4)	XBRL Taxonomy Definition Linkbase Document.

101.LAB(4)	XBRL Label Linkbase Document.

101.PRE(4)	XBRL Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2013	CAFEPRESS INC.

	By:	/s/ Bob Marino
Bob Marino Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Monica N. Johnson
Monica N. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

2.1	Amendment No. 1 to Merger Agreement and Plan of Merger dated August 12, 2013, by and among Registrant, EZ Prints, Inc. and Fortis Advisors LLC as Stockholder Representative.

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(3)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(3)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(4)	XBRL Instance Document.

101.SCH(4)	XBRL Schema Document.

101.CAL(4)	XBRL Calculation Linkbase Document.

101.DEF(4)	XBRL Taxonomy Definition Linkbase Document.

101.LAB(4)	XBRL Label Linkbase Document.

101.PRE(4)	XBRL Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(4)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.