Form 10-Q
period 2013-09-30
CAFEPRESS INC.
filed 2013-11-13
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2013 was 17,169,623 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,750	$31,198
Short-term investments	1,740	9,403
Accounts receivable	4,844	10,390
Inventory	8,028	9,765
Deferred tax assets	2,794	2,794
Deferred costs	2,795	3,756
Prepaid expenses and other current assets	7,647	4,844

Total current assets	47,598	72,150
Property and equipment, net	21,120	19,892
Goodwill	39,448	40,231
Intangible assets, net	16,145	19,979
Deferred tax assets	5,971	4,417
Other assets	1,213	863

TOTAL ASSETS	$131,495	$157,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,950	$15,088
Partner commissions payable	5,428	7,451
Accrued royalties payable	4,689	6,724
Accrued liabilities	14,367	17,761
Income tax payable	—	765
Deferred revenue	5,453	9,099
Short-term borrowings	—	894
Capital lease obligation, current	569	531

Total current liabilities	39,456	58,313
Capital lease obligation, non-current	2,190	2,282
Other long-term liabilities	2,346	3,628

TOTAL LIABILITIES	43,992	64,223

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2013 and December 31, 2012; none issued and outstanding	—	—
Common stock, $0.0001 par value - 500,000 shares authorized and 17,162 and 17,114 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	96,902	93,890
Accumulated deficit	(9,401)	(583)

TOTAL STOCKHOLDERS’ EQUITY	87,503	93,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,495	$157,532

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net revenues	$50,443	$43,558	$155,353	$130,537
Cost of net revenues	30,622	25,541	95,602	76,015

Gross profit	19,821	18,017	59,751	54,522

Operating expenses:
Sales and marketing	14,233	12,401	42,789	34,338
Technology and development	5,094	3,661	15,415	9,810
General and administrative	4,297	4,003	13,185	12,181
Acquisition-related costs	546	1,134	324	2,508

Total operating expenses	24,170	21,199	71,713	58,837

Loss from operations	(4,349)	(3,182)	(11,962)	(4,315)
Interest income	11	18	37	58
Interest expense	(46)	(46)	(152)	(146)
Other (expense) income, net	(5)	—	(1)	—

Loss before income taxes	(4,389)	(3,210)	(12,078)	(4,403)
Benefit from income taxes	(1,271)	(827)	(3,260)	(1,216)

Net loss	$(3,118)	$(2,383)	$(8,818)	$(3,187)

Net loss per share of common stock:
Basic and diluted	$(0.18)	$(0.14)	$(0.51)	$(0.22)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,153	17,095	17,134	14,319

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,818)	$(3,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,651	4,449
Amortization of intangible assets	3,834	2,495
Gain on disposal of fixed assets	(160)	(86)
Stock-based compensation	2,958	3,062
Change in fair value of contingent consideration liability	(2,461)	575
Deferred income taxes	(771)	(1,135)
Tax (short-fall) benefits from stock-based compensation	(70)	35
Excess tax benefits from stock-based compensation	—	(142)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,546	(1,217)
Inventory	1,737	(802)
Prepaid expenses and other current assets	(2,012)	(5,864)
Other assets	(350)	335
Accounts payable	(6,077)	(3,896)
Partner commissions payable	(2,023)	—
Accrued royalties payables	(2,035)	(1,849)
Accrued and other liabilities	(683)	818
Income taxes payable	(765)	(1,539)
Deferred revenue	(3,646)	(379)

Net cash used in operating activities	(9,145)	(8,327)

Cash Flows from Investing Activities:
Purchase of short-term investments	(1,491)	(8,656)
Proceeds from maturities of short-term investments	9,154	7,441
Purchase of property and equipment	(3,999)	(5,140)
Capitalization of software and website development costs	(3,136)	(2,420)
Proceeds from disposal of fixed assets	170	102
Decrease (increase) in restricted cash	170	(170)
Acquisition of business, net of cash acquired	—	(7,071)

Net cash provided by (used in) investing activities	868	(15,914)

Cash Flows from Financing Activities:
Payments of short-term borrowings	(894)	—
Principal payments on capital lease obligations	(398)	(352)
Proceeds from exercise of common stock options	60	287
Proceeds from sales of common stock in initial public offering, net	—	41,771
Borrowings under insurance financing	940	—
Payment under insurance financing	(428)	—
Excess tax benefits from stock-based compensation	—	142
Payments of contingent consideration	(2,451)	—

Net cash (used in) provided by financing activities	(3,171)	41,848

Net (decrease) increase in cash and cash equivalents	(11,448)	17,607
Cash and cash equivalents — Beginning of period	31,198	27,900

Cash and cash equivalents — End of period	$19,750	$45,507

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$135	$145
Income taxes paid during the period	997	2,214
Noncash Investing and Financing Activities:
Accrued purchases of property and equipment	$57	$288
Property and equipment acquired under rent agreement	321	—
Property and equipment acquired under capital lease	344	—
Conversion of preferred stock to common stock	—	22,811
Common stock issued for acquisition	—	830

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Business

CafePress Inc., or the Company, formerly CafePress.com, Inc., was incorporated under the laws of the State of California on October 18, 1999. On January 19, 2005, the Company was reincorporated under the laws of the State of Delaware. On June 7, 2011, the name of the Company was changed to CafePress Inc.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year. The balance sheet as of December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

The Company recognized breakage revenue for flash deal promotions of $1.0 million and $1.6 million and the associated direct sales commission of $0.3 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. This increased operating income by $0.7 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively. The Company recognized breakage revenue for flash deal promotions of $3.3 million and $3.7 million and the associated direct sales commission of $1.1 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively. This increased operating income by $2.2 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company recognized breakage revenue of $0.0 million and $0.1 million and thus increased operating income by the same amount as there are no associated deferred costs for its internally managed voucher promotions and gift certificate programs for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and gift cards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs, and recognized in the period revenue is recognized.

Out-of-Period Adjustment

During the third quarter of 2013, the Company recorded an adjustment to its deferred tax assets and goodwill to correct an error related to the EZ Prints acquisition. In the initial valuation recorded in the fourth quarter of 2012, the deferred tax asset was understated. The adjustment increased long term deferred tax assets by $0.8 million and decreased goodwill by the corresponding amount. The Company has concluded that the impact of this adjustment is immaterial to the current and previously issued consolidated financial statements.

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Building	$3,782	$3,782
Office furniture and computer equipment	13,863	13,697
Computer software	2,602	2,370
Internal use software and website development	13,685	9,336
Production equipment	21,099	21,598
Leasehold improvements	4,710	2,950

Total property and equipment	59,741	53,733
Less: accumulated depreciation and amortization	(38,621)	(33,841)

Property and equipment, net	$21,120	$19,892

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Acquisition-related costs	$3,831	$1,094
Contingent consideration, short-term portion	2,906	5,896
Payroll and employee related expense	2,677	3,672
Other accrued liabilities	2,125	2,361
Production costs	1,389	1,586
Professional services	469	1,427
Royalties-minimum guarantee	342	94
Unclaimed royalty payments	281	281
Accrued advertising	180	897
Allowance for sales returns and chargebacks	167	453

Accrued liabilities	$14,367	$17,761

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$173	$334	$453	$455
Add: provision	1,194	908	3,393	2,776
Less: deductions and other Adjustments	(1,200)	(892)	(3,679)	(2,881)

Balance, end of period	$167	$350	$167	$350

Intangible assets are composed of the following (in thousands):

		September 30, 2013			December 31, 2012
		Gross		Net	Gross		Net
	Amortization	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	period	amount	amortization	amount	amount	amortization	amount
Developed technology	4.0 years	$12,447	$(4,579)	$7,868	$12,447	$(2,265)	$10,182
Business relationships	5.5 years	7,817	(3,460)	4,357	7,817	(2,513)	5,304
Other intangible assets	6.4 years	6,979	(3,059)	3,920	6,979	(2,486)	4,493

Total		$27,243	$(11,098)	$16,145	$27,243	$(7,264)	$19,979

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	September 30, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$6,582	$6,582	$—	$—

Total financial assets	$6,582	$6,582	$—	$—

Liabilities:
Acquisition related contingent consideration	$3,970	$—	$—	$3,970

Total financial liabilities	$3,970	$—	$—	$3,970

	December 31, 2012
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$14,594	$14,594	$—	$—

Total financial assets	$14,594	$14,594	$—	$—

Liabilities:
Acquisition related contingent consideration	$8,882	$—	$—	$8,882

Total financial liabilities	$8,882	$—	$—	$8,882

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting. The terms of the agreements relating to the acquisitions provide for contingent consideration up to $19.8 million that is accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $4.0 million and $8.9 million as of September 30, 2013 and December 31, 2012, respectively. This contingent liability has been reflected as a current liability of $2.9 million and a non-current liability of $1.1 million as of September 30, 2013. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Fair value — beginning of period	$4,093	$8,882
Payment of contingent consideration during the period	—	(2,451)
Change in fair value	(123)	(2,461)

Fair value — end of period	$3,970	$3,970

The Company determines the fair value of the liability for contingent consideration based on a probability-weighted discounted cash flow analysis. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

During the quarter ended June 30, 2013, although EZ Prints and our corporate client relationships continued to contribute to our overall revenue growth, we did not see the incremental impact from new business opportunities that we expected when we completed our last probability-weighted cash flow analysis. In addition, in August 2013, we entered into an amendment to the October 2012 merger agreement with EZ Prints, pursuant to which the earn-out provision was revised such that the former stockholders of EZ Prints have contingent rights to receive a maximum earn-out consideration of up to $1.0 million based on achievement of revised performance targets of the acquired business for the period commencing September 1, 2013 and ending August 31, 2014. We also entered into an amended earn-out bonus agreement with an officer revising his contingent right to receive up to $1.0 million down to $0.1 million. The Company believes that the long-term value of the EZ Prints business is still intact, and continues to utilize the acquired EZ Prints technology in many facets of the combined business. However, as a result of the amendment to the merger agreement and revenue performance through the quarter ended June 30, 2013, we adjusted both our probability weightings and earn-out consideration targets, resulting in a reduction of $2.6 million to the fair value of the contingent consideration liability.

The total change in fair value of the contingent consideration liability during the nine months ended September 30, 2013 includes the impact of this adjustment, together with accretion on contingent consideration liabilities associated with our other acquisitions.

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

In March 2013, the Company entered into a credit agreement, which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through March 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate + .75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at September 30, 2013, and is secured on all assets of the Company. There were no draws against the facility as of September 30, 2013.

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate intrinsic value
Outstanding — December 31, 2012	3,483	$12.22	4.95	$955
Granted	380	6.33
Exercised	(35)	1.68
Forfeited	(822)	13.35

Outstanding — September 30, 2013	3,006	11.29	4.70	1,017

Vested and expected to vest — September 30, 2013	1,956	11.17	4.10	929

Vested — September 30, 2013	1,538	11.51	3.56	880

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected term (in years)	4.5	4.6	4.5	4.7
Risk-free interest rate	1.2%	0.6%	0.9%	0.8%
Expected volatility	53%	60%	56%	60%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the nine months ended September 30, 2013 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2012	—	$—
Granted	92	6.12
Vested	(13)	6.56

Awarded and unvested at September 30, 2013	79	$6.09

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of net revenues	$48	$60	$168	$174
Sales and marketing	122	115	342	423
Technology and development	58	53	178	170
General and administrative	737	761	2,270	2,295

Total stock-based compensation expense	$965	$989	$2,958	$3,062

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(3,118)	$(2,383)	$(8,818)	$(3,187)

Shares used in computing net loss per share of common stock, basic and diluted	17,153	17,095	17,134	14,319

Net loss per share of common stock, basic and diluted	$(0.18)	$(0.14)	$(0.51)	$(0.22)

7. Pro forma results of acquisition of Logo’d Softwear, Inc.

In April 2012, the Company acquired substantially all of the assets of Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations.

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2012 as if the aforementioned acquisition of Logo’d Softwear, Inc. had occurred as of January 1, 2012. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at January 1, 2012, or of future results.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$43,558	$133,294

Net loss	$(2,383)	$(2,900)

Net loss per share:
Basic and diluted	$(0.14)	$(0.20)

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$45,086	$39,143	$140,001	$116,762
International	5,357	4,415	15,352	13,775

Total	$50,443	$43,558	$155,353	$130,537

All of the Company’s long-lived assets are located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our growth rates from period to period; customer acquisition costs as a predictor of future growth; anticipated trends and challenges in our business and the markets in which we operate; the effect of a change in market interest rates, foreign currency exchange rate fluctuations, or inflation; expectations regarding the impact and contribution from EZ Prints, including the long term value of the EZ Prints business, and the potential impact of the revised earn-out provision; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing and the potential dilutive effect thereof; our anticipated growth strategies; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In addition to seasonality, our revenues and operating results may fluctuate due to a variety of factors, including consumer spending trends, our ability to maintain or increase website traffic to our ecommerce sites, including our ability to provide accurate search results and recommendations, our ability to deliver long-tail content to our ecommerce partners, fluctuations in the revenue contribution as between our various ecommerce properties, the gain, loss or success of significant strategic relationships and partner programs, changes in the product roadmap in connection with these relationships and programs, changes in the timing or delays in the launch of partner programs, as well as those other factors discussed under “Risk Factors”.

We monitor several key operating metrics including:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Key operating metrics:
Total number of orders	1,315,414	830,819	4,221,583	2,558,278
Average order size	$38	$54	$36	$51
Average order size (excluding EZ Prints)	$53	$54	$53	$51

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

Average order size

Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Because we recognize revenues upon delivery, billings may not be recognized as revenues until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. The decrease in our average order size in 2013 was due to our acquisition of EZ Prints, Inc., or EZ Prints, which has a smaller average order size resulting from fulfillment pricing for some of its partners, and a relatively high volume of photo-related gift items priced at less than $10.

Basis of presentation

Net revenues

We generate revenues from online transactions through our portfolio of e-commerce websites. We sell a wide range of customized products such as clothing and accessories, art and posters, stickers, home decor, and stationery, as well as products containing content supplied by the content owner and offered through our e-commerce websites or, in some cases, through feeds from independent third-party websites.

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

Benefit from income taxes

The company performs quarterly assessments to determine if additional valuation allowances on our deferred tax assets are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of earnings before income taxes, adjusted for permanent items. Positive evidence necessary to overcome any negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence exists, more positive evidence than negative evidence will be necessary.

We have generated a cumulative loss before income taxes as adjusted for permanent items for the twelve quarters ended September 30, 2013 (“cumulative loss position”). A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. We considered this compared to the positive evidence supporting the realizability of our deferred tax assets. Such evidence includes having generated (1) taxable income in each of the last six tax years; (2) pre-tax income in nine of the last eleven years through our fiscal year ended December 31, 2012; and (3) cumulative pre-tax income as adjusted for permanent items over the last three years, exclusive of an unusual loss that created a future deductible amount. When weighting the evidence of our cumulative loss position, we considered the expenses incurred during the twelve months ended September 30, 2013 associated with the consolidation of our manufacturing facilities, which we do not expect to recur in the future. We also considered our experience of previously conducting a manufacturing facilities relocation which resulted in a pre-tax loss during the period, but was followed by a return to earnings before income taxes in the following year. We noted that we are forecasting taxable income and pre-tax earnings upon the completion of our current manufacturing consolidation activities. Based on the level of positive evidence, we have concluded that it is more likely than not that our deferred tax assets will be realized.

There is no guarantee that the tax benefits associated with our deferred tax assets will be fully realized. We will continue to assess the evidence and if the amount of negative evidence increases, we may conclude a valuation allowance is necessary. The amount of the deferred tax asset considered realizable, however, could be significantly reduced as early as next quarter if future estimates of taxable income are significantly lower than currently forecasted due to decreases in market conditions or our operating results. Any recording of a valuation allowance would be recorded as a tax expense which would decrease net income for the period.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	100%	100%	100%	100%
Cost of net revenues	61	59	62	58

Gross profit	39	41	38	42

Operating expenses:
Sales and marketing	28	28	28	26
Technology and development	10	8	10	8
General and administrative	9	9	8	9
Acquisition-related costs	1	3	—	2

Total operating expenses	48	49	46	45

Loss from operations	(9)	(7)	(8)	(3)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income	—	—	—	—

Loss before income taxes	(9)	(7)	(8)	(3)
Benefit from income taxes	(3)	(2)	(2)	(1)

Net loss	(6)%	(5)%	(6)%	(2)%

Effective tax rate	29.0%	25.8%	27.0%	27.6%

Comparison of the Three Month Periods Ended September 30, 2013 and 2012

	Three Months Ended September 30,		$ Change	% Change
	2013	2012
(in thousands, except for percentages)
Net revenues	$50,443	$43,558	$6,885	16%
Cost of net revenues	30,622	25,541	5,081	20

Gross profit	19,821	18,017	1,804	10

Operating expenses:
Sales and marketing	14,233	12,401	1,832	15
Technology and development	5,094	3,661	1,433	39
General and administrative	4,297	4,003	294	7
Acquisition-related costs	546	1,134	(588)	(52)

Total operating expenses	24,170	21,199	2,971	14

Loss from operations	(4,349)	(3,182)	(1,167)	37
Interest income	11	18	(7)	(39)
Interest expense	(46)	(46)	—	—
Other (expense) income, net	(5)	—	(5)	—

Loss before income taxes	(4,389)	(3,210)	(1,179)	37
Benefit from income taxes	(1,271)	(827)	(444)	54

Net loss	$(3,118)	$(2,383)	$(735)	31%

Net revenues

Net revenues increased $6.9 million, or 16%, in the three months ended September 30, 2013 compared to the same period in 2012. The increase in net revenues is primarily due to an increase in orders, which was attributable to the acquisition of EZ Prints that increased our presence in corporate partnerships, as well as an increase in our art category, and to a lesser extent, growth in international revenue. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $5.1 million, or 20%, in the three months ended September 30, 2013 compared to the same period in 2012. As a percentage of net revenues, cost of net revenues was 61% in the three months ended September 30, 2013 and 59% in the same period in 2012. One time plant consolidation costs, the impact of the B2B portion of the EZ Prints legacy business, and changes in product mix increased cost of net revenues by 3.1 percentage points as a percentage of net revenues. These increases were partially offset by a 1.0 percentage point as a percentage of net revenues decline in royalty payments due to an increase in sales of products with lower royalty rates.

Sales and marketing

Sales and marketing expenses increased $1.8 million, or 15%, in the three months ended September 30, 2013 compared to the same period in 2012. Sales and marketing expenses were 28% of net revenues in the three months ended September 30, 2013 and in the same period in 2012. The increase in absolute dollars was primarily due to higher variable expenses, including increases of $1.2 million in customer acquisition expense due to increased online acquisition activities, such as keyword searches, online advertising and expansion of marketing efforts into new channels such as social media. In addition, personnel costs increased $0.5 million due to our acquisition of EZ Prints.

Technology and development

Technology and development expenses increased $1.4 million, or 39%, in the three months ended September 30, 2013 compared to the same period in 2012. Technology and development expenses were 10% of net revenues in the three months ended September 30, 2013 compared to 8% in the same period in 2012. The increase consists of $0.5 million related primarily to depreciation and the hosting services and costs to support our websites, as well as increases in personnel-related expenses of $0.4 million, and amortization expense of intangible assets increased $0.5 million. The acquisition of EZ Prints accounted for $1.2 million of these increases.

General and administrative

General and administrative expenses increased by $0.3 million, or 7%, in the three months ended September 30, 2013 compared to the same period in 2012. General and administrative expenses were 9% of net revenues in the three months ended September 30, 2013 and in the same period in 2012. The slight increase in absolute dollars is due to an increase in legal and professional fees, and to a lesser extent, personnel-related costs primarily related to additional employees and contractors due to our acquisition of EZ Prints.

Acquisition-related costs

Acquisition-related costs were $0.5 million and $1.1 million in the three months ended September 30, 2013, and September 30, 2012, respectively. The decrease of $0.6 million consists primarily of a $0.3 million decrease in contingent consideration liability related to our acquisition of L & S Retail Ventures Inc. and a $0.2 million decrease in legal fees related to acquisitions.

Benefit from income taxes

The benefit from income taxes was $1.3 million and $0.8 million in the three months ended September 30, 2013 and September 30, 2012, respectively. Our effective tax rate was 29.0% and 25.8% in the three months ended September 30, 2013 and September 30, 2012, respectively. The effective tax rate was higher in 2013 primarily due to the impact of a lower estimated domestic production tax deduction and a discrete charge of $0.2 million related to the expiration of unexercised stock options.

Comparison of the Nine Month Periods Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012
(in thousands, except for percentages)
Net revenues	$155,353	$130,537	$24,816	19%
Cost of net revenues	95,602	76,015	19,587	26

Gross profit	59,751	54,522	5,229	10

Operating expenses:
Sales and marketing	42,789	34,338	8,451	25
Technology and development	15,415	9,810	5,605	57
General and administrative	13,185	12,181	1,004	8
Acquisition-related costs	324	2,508	(2,184)	(87)

Total operating expenses	71,713	58,837	12,876	22

Loss from operations	(11,962)	(4,315)	(7,647)	177
Interest income	37	58	(21)	(36)
Interest expense	(152)	(146)	(6)	4
Other (expense) income, net	(1)	—	(1)	—

Loss before for income taxes	(12,078)	(4,403)	(7,675)	174
Benefit from income taxes	(3,260)	(1,216)	(2,044)	168

Net loss	$(8,818)	$(3,187)	$(5,631)	177%

Net revenues

Net revenues increased $24.8 million, or 19%, in the nine months ended September 30, 2013 compared to the same period in 2012. The increase in net revenues is due to an increase in orders attributable primarily to acquisitions, which increased our presence in corporate partnerships and clubs, groups, and organizations, and, to a lesser extent, to increased revenue from art products and expansion in mobile and social media programs.

Cost of net revenues

Cost of net revenues increased $19.6 million, or 26%, in the nine months ended September 30, 2013 compared to the same period in 2012. As a percentage of net revenues, cost of net revenues was 62% in the nine months ended September 30, 2013 compared to 58% in the same period in 2012. Within cost of net revenues, content royalty expense decreased by 1.3 percentage points as a percentage of net revenues due to an increase in sales of products with lower royalty rates while materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 4.6 percentage points due to changes in the product mix and pricing to attract new customers, plant consolidation expenses, as well as the impact of the B2B portion of the EZ Prints business, which has lower gross margins.

Sales and marketing

Sales and marketing expenses increased $8.5 million, or 25%, in the nine months ended September 30, 2013 compared to the same period in 2012. Sales and marketing expenses were 28% of net revenues in the nine months ended September 30, 2013 compared to 26% in the same period in 2012. The increase in sales and marketing expenses was primarily due to higher variable expenses, including increases of $5.3 million in customer acquisition costs primarily due to increased online customer acquisition activities, expansion of marketing efforts into new channels such as social media, as well as costs related to flash deal promotions. Due to our recent acquisitions, payroll and related costs increased $2.2 million and amortization of intangible assets increased by $0.3 million as compared to the same period in 2012.

Technology and development

Technology and development expenses increased $5.6 million, or 57%, in the nine months ended September 30, 2013 compared to the same period in 2012. Technology and development expenses were 10% of net revenues in the nine months ended September 30, 2013 compared to 8% in the same period in 2012. The increase in expense consists of $2.4 million related primarily to the hosting services and depreciation and costs to support our websites due to the growth in our business, increases in personnel-related expenses of $1.5 million, and amortization expense of intangible assets increased by$1.7 million. The acquisitions of EZ Prints and Logo’d Software, Inc. accounted for $3.8 million of these increases.

General and administrative

General and administrative expenses increased $1.0 million, or 8%, in the nine months ended September 30, 2013 compared to the same period in 2012. General and administrative expenses were 8% of net revenues in the nine months ended September 30, 2013 and 9% in the same period in 2012. The increase in absolute dollars is primarily due to an increase in personnel-related costs related to recent acquisitions and higher professional fees for legal and other services associated with becoming a public company.

Acquisition-related costs

Acquisition-related costs were $0.3 million and $2.5 million in the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease consists primarily of a $3.0 million decrease in contingent consideration liability, primarily related to EZ Prints and a $0.3 million decrease in legal fees related to acquisitions, offset by a $1.1 million increase in performance based compensation accruals primarily related to our acquisition of Canvas on Demand, LLC.

Benefit from income taxes

The benefit from income taxes was $3.3 million and $1.2 million in the nine months ended September 30, 2013 and September 30, 2012, respectively. Our effective tax rate was 27.0% and 27.6% in the nine months ended September 30, 2013 and September 30, 2012, respectively. The effective tax rate was lower in 2013 primarily due to the impact of a discrete charge of $1.0 million related to the expiration of unexercised stock options, offset by a lower estimated domestic production tax deduction.

Quarterly trends

Our business is subject to seasonal fluctuations. In particular, we typically generate a significant portion of our revenues during the fourth quarter, primarily due to increased retail activity during the holiday seasons. During the fourth quarter, we typically see our largest increases in orders and customers. As a result of this seasonality, our revenues in the first quarter of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2013, we had cash, cash equivalents, and short term investments totaling $21.5 million. In connection with our initial public offering, or IPO, that closed on April 3, 2012 we received cash proceeds of $41.8 million, net of underwriters’ discounts and commissions and expenses paid by the company. Prior to the IPO, we have funded our operations primarily with cash flows from operations and, to a lesser extent, issuances of convertible preferred stock and debt financing, including capital leases. In March 2013, we entered into a credit agreement, which provides for a revolving credit facility of $5.0 million, which is available through March 2015. No amounts have been drawn on this facility.

We expect cash and cash equivalents, short term investments, availability of our credit facility and cash flow from operations, which is significantly weighted to our fourth quarter, will be sufficient to fund our operating cash needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
(in thousands)
Net cash used in operating activities	$(9,145)	$(8,327)
Net cash provided by (used in) investing activities	$868	$(15,914)
Net cash (used in) provided by financing activities	(3,171)	$41,848

Cash flows from operating activities

Our primary source of cash from operating activities is cash collections from our customers. The substantial majority of our net revenues are generated from credit card transactions and credit card accounts receivable and are typically settled within one and five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter and cash flows in the first nine months have historically been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business. We expect that cash provided by operating activities may fluctuate in future periods due to a number of factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.

In the nine months ended September 30, 2013, net cash used in operations was $9.1 million, primarily due to normal seasonal working capital uses of cash of $10.3 million. Our net income, as adjusted for non-cash items such as depreciation, amortization, stock compensation, and adjustments to the fair value of our contingent consideration liabilities, provided cash of $1.2 million during the period.

In the nine months ended September 30, 2012, net cash used in operations was $8.3 million, primarily due to the use of cash of $14.4 million for the net change in operating assets and liabilities, partially offset by non-cash items of $6.9 million for depreciation and amortization, including amortization of intangible assets, and $3.1 million for stock-based compensation.

We experience a seasonal decrease in accounts payable and accrued royalties payable in the first nine months of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to higher levels of inventory purchased in the preceding fourth quarter. In addition, accrued royalties and partner payable balances decline as payments associated with partner and shopkeeper activity during the preceding fourth quarter are made.

Cash flows from investing activities

In the nine months ended September 30, 2013, net cash provided by investing activities was $0.9 million, consisting primarily of net cash received from the maturity of short-term investments of $7.7 million, partially offset by $4.0 million for capital expenditures related to the purchase of property and equipment and $3.1 million of capitalized software and website development costs.

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

Cash flows from financing activities

In the nine months ended September 30, 2013, net cash used in financing activities was $3.2 million, primarily due to payments of short-term borrowings and capital lease obligations of $1.7 million and payments of contingent consideration of $2.5 million, offset by finance borrowings of $1.0 million.

In the nine months ended September 30, 2012, net cash provided by financing activities was $41.8 million, primarily due to the net proceeds received for our IPO, which closed on April 3, 2012.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$(3,118)	$(2,383)	$(8,818)	$(3,187)
Non-GAAP adjustments:
Interest and other (income) expense	40	28	116	88
Benefit from income taxes	(1,271)	(827)	(3,260)	(1,216)
Depreciation and amortization	2,251	1,546	6,651	4,449
Amortization of intangible assets	1,201	864	3,834	2,495
Acquisition-related costs	546	1,134	324	2,508
Stock-based compensation	965	989	2,958	3,062

Adjusted EBITDA	$614	$1,351	$1,805	$8,199

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

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $21.5 million and $40.6 million as of September 30, 2013 and December 31, 2012, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this prospectus:

•	spikes in our sales from major social or political events or developments resulting in a short term demand for products with related content;

•	seasonality of our revenues, including shifts in the timing of holiday selling seasons;

•	macroeconomic cycles and consumer spending;

•	demand for our user-designed products and services;

•	market acceptance and competitiveness of our products and services;

•	the gain, loss or success of significant strategic relationships and partner programs;

•	changes in the product roadmap in connection with strategic relationships and partner programs;

•	changes in the timing or delays in the launch of partner programs;

•	our ability to develop, introduce and market new products and services on a timely basis;

•	the timing and terms of any acquisition, performance on earn out provisions and integration activities post acquisition;

•	fluctuations in sales and marketing costs, including website traffic acquisition costs;

•	our ability to maintain or increase website traffic to our e-commerce properties;

•	our ability to provide accurate search results and recommendations and to deliver long-tail content to our ecommerce partners;

•	fluctuations in the sources of our revenue as between our various e-commerce properties;

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

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. As of September 30, 2013, we had goodwill of $39.4 million and intangible assets of $16.1 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Further and sustained decline in our stock price and resulting market capitalization, further delays in expected new business opportunities associated with EZ Prints and our CafePress Services partnerships, unforeseen losses of any significant existing EZ Prints partners, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $39.4 million goodwill balance or our $16.1 million intangible asset balance in the future. We cannot be certain that a future downturn in our business, the slower than expected growth of new business opportunities associated with EZ Prints or our CafePress Services partnerships, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Due to the foregoing factors, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may be materially and adversely affected.

The seasonality of our business increases strain on our operations and if we are unable to scale sufficiently to support our operations during periods of peak demand, our business could suffer.

A significant portion of our net revenues and operating cash flows have historically been realized during the period from November through December each year, primarily due to increased retail activity during the holiday seasons. Any disruption in our ability to process, produce and fulfill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. As described in our Managements Discussion & Analysis herein, in anticipation of increased fourth quarter sales activity, we typically incur significant incremental expenses prior to and during peak selling seasons, particularly October through December, including the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If we are unable to hire enough qualified employees to support our production or customer service operations or if there is a disruption in the labor we hire from our third-party providers, our business, financial condition and results of operations could be adversely affected. In addition, if too many customers access our websites within a short period of time due to increased holiday demand or other periods of peak demand, we may experience system delays or interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. This in turn could harm our business, operating results and reputation. Because we continue to expect a significant portion of our net revenues and operating cash flows to be realized in the fourth quarter, the fourth quarter factors more significantly into our outlook for the fiscal year. Any disruption in our business operations or other factors that could lead to a material shortfall compared to our expectations for the fourth quarter could result in a material shortfall compared to our expectations for the full year. This could have a disproportionate effect on our operating results and cause our stock price to decline.

Our business depends heavily on the market recognition and reputation of our services, and our subsidiary’s services, and any harm to our brands or failure to maintain and enhance our brand recognition may materially harm our business, financial condition and results of operations.

We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brands are critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve and as we expand into new product categories and new business lines;

•	our ability to increase brand awareness among existing and potential distribution channels, corporate partners and consumers through various means of marketing and promotional activities;

•	our ability to retain and expand our network of buyers and sellers;

•	the efficiency, reliability and service quality of our products and services;

•	our ability to protect personally identifiable information and credit card data;

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

A significant proportion of our revenue has been derived from the online sale of user-designed products through our marketplace and through distribution channels derived from our marketplace. We expect that the sales of user-generated design products will continue to comprise a majority of revenue on our CafePress.com business. While we intend to continue to expand our product and service offerings, including the expansion of our Create & Buy service offerings, expansion of licensed content for creation of products, and expansion of our corporate client e-commerce services, revenues from these services may not increase to a level that would reduce our dependence on revenues from our marketplace. In addition, users who design products may choose not to use our e- commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.

Intense competitive pricing pressures, particularly with respect to pricing and shipping, may harm our business and results of operations.

Demand for our products and services are extremely sensitive to price at all time, but especially in times of recession, slow economic growth and consumer uncertainty and conservatism. Many external factors, including our production and personnel costs, the cost of raw materials, particularly the price of cotton, consumer sentiment and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet consumers’ price expectations, we could lose customers and/or fail to attract new customers, which would harm our business and results of operations.

Changes in our pricing strategies across channels have had, and may continue to have, a significant impact on our revenues and net income. We frequently make changes to our pricing structure in order to remain competitive but that may result in lower profit margins. Most of our products are also offered by our competitors. If in the future, due to competitor activities or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume or decrease in cost of goods sold, it would negatively impact our revenues and could adversely affect our gross margins and overall profitability.

We generate a portion of our revenues from the fees we collect from shipping our products. We frequently offer discounted or free shipping, with minimum purchase requirements during promotional periods, to attract and retain customers. We also frequently offer coupons, promotional marketing giveaways and free or discounted products and services as a method to attract and retain customers, and such instances are generally unable to recoup shipping costs in such programs. In the future, if we continue to increase these coupon practices and discounted shipping offers to attract and retain customers and/or in response to actions taken by our competitors, our results of operations may be harmed.

We face intense competition and if we do not compete successfully against existing and new competitors, we may lose market share and customers.

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to continue to increase in the future. We face competition from a wide range of companies, including the following:

•	small traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc., Walmart.com and eBay Inc. (who also may be our distribution partners);

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered;

•	online providers of customized products such as Red Bubble, CustomInk, LLC, Spreadshirt, Inc., Threadless.com or Zazzle Inc. and online providers of unique goods like Etsy, Inc. or Uncommon Goods;

•

online providers allowing users to customize goods in specific vertical markets, such as Vistaprint N.V. for small businesses and Shutterfly, Inc. or SmugMug, for photographic products, or Minted, Smilebox or Blurb for specific stationery and book products, and Art.com for wall art products.

We may also indirectly compete with Internet portals and shopping search engines that are involved in e- commerce or sell products or services either directly or in collaboration with other retailers. If more companies move into the customized products space, we will face further direct and intense competition. Furthermore, to the extent that other companies are able to replicate our processes or advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.

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

We have built our business by providing consumers an outlet for self-expression through customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong feelings on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company. Additionally, because our service provides a platform for the expression of controversial ideas and humor, our site could be the target of negative social media or petition campaigns, computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. For example, our websites are currently blocked in China. Our distribution and channel partners may likewise become uncomfortable with aspects of our user-generated content business model in light of their own content usage policies and may cut back or refuse to display our products or otherwise limit our merchandising opportunities thus impacting our results of operations. We believe we must maintain a balance between the encouragement of self- expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our mutual desire to protect our brands and our companies. If we fail to maintain this balance and lose partners, customers, or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their content or products without fear of negative reflection on their brand images, we risk damage to our brands and reputation and ultimately our business and results of operations.

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

We also devote substantial resources to optimizing our websites to increase the likelihood of our products and services appearing in unpaid search engine results; however there can be no assurance that these efforts will be successful. If our products and services receive low placement or do not appear within the listings of search engine results in response to relevant search queries, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. If we are unable to maintain or increase traffic to our websites, including through accurate search results and recommendations, or our products or services receive low placement or do not appear due to changes in search engine algorithms, our business and operating results could suffer.

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

We believe we will need to address additional markets and sales channels, attract new business partners, content providers and consumers to further grow our business. To access new sales channels, we must build and maintain new processes in which to feed our product catalogues to corporate distribution partners. To access new markets and consumers, we expect that we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized language websites in different countries. There is no guarantee we will be successful in this expansion. We continually seek to offer our array of e-commerce customization and products and services to new customers in existing channels and to expand the reach of our distribution channel partnerships. If we are unsuccessful in expanding the scope of those relationships, we may not grow our operations and businesses as fast as we would like.

In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner- branded websites, retail in-store offerings, content feeds to distribution partners and deployable customization builders on third-party websites. Any failure to develop new products and services, or a lack of adoption of the new products and services we do develop to expand our business beyond our existing target markets or address additional market opportunities could harm our business, financial condition and results of operations.

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

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008, Canvas On Demand, LLC in 2010, L&S Retail Ventures, Inc. in October 2011, Logo’d Softwear, Inc. in April 2012 and EZ Prints in October 2012. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. These acquisitions and any future acquisitions and the successful integration of assets and businesses into our own as well as the retention of personnel require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the potential loss of key employees, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to pay up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. The earnout period concluded on September 30, 2013 and $8.6 million of the potential $9.0 million amount was earned and paid.

On December 31, 2102, we entered into a settlement agreement with the principal former stockholder of L&S Ventures, Inc. resolving in full any and all future earn out payments and modifying the terms of the remaining stockholder. We may enter into other modifications of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities.

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

In the last three years, we have substantially expanded the service offerings on our websites to include other services such as our Create & Buy services. For example, in 2010, we acquired Canvas On Demand, LLC, or Canvas On Demand, which provides an online service for creating personalized canvases from photographs, in 2011 we acquired L&S Retail Ventures, Inc., an online provider of invitation and stationery products, and in April 2012 we acquired Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations. In October 2012, we acquired EZ Prints which provides a deployable e-commerce platform for product customization. We cannot assure you that these services, or any other new services we may introduce or acquire, will be integrated or achieve market acceptance either at a level sufficient to justify our investment or at all.

The integration of technology, infrastructure, personnel, policies and procedures of newly acquired business represents significant challenges to management. Further the challenges of forecasting and managing newly acquired business is formidable and we have a limited history of operating these new services, which makes predicting our future results of operations more difficult than it otherwise would be. Therefore, our past results of operations should not be taken as indicative of our future performance. Our ability to achieve satisfactory financial results from these new services is unproven.

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

Internet business models and the online content distribution generally are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites and systems. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective business partners and consumers, and respond to technological advances and emerging industry standards and practices on a cost- effective and timely basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may be unable to use new technologies or systems to effectively adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost- effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.

Because our sales and revenues rely on consumer spending of discretionary income, continued uncertain economic conditions in the United States and world economies may materially and adversely affect our financial results.

As the majority of our revenues are generated from sales through our consumer e-commerce websites, our sales are driven by discretionary consumer spending habits and preferences. Historically, consumer purchasing declines during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. While not always directly related to actual consumer behavior, macro-economic conditions like global currency and debt concerns, stock market volatility, levels of unemployment, increased fuel or commodity prices and transportation costs, and conditions in the commercial consumer lending and housing markets among other factors fuel uncertainty over future macro-economic conditions and prospects of a prolonged recessionary spending climate. Further deterioration of economic conditions in the near term or long term, or the perception that such deterioration might occur, could reduce demand for our products. As a result our revenues could decline and our results could be materially and adversely affected by such trends. Our ability to anticipate, identify and respond quickly to consumer spending pressures and prevailing economic conditions will be challenged if such economic uncertainties continue for prolonged periods or during peak periods for our sales that historically have occurred in our fiscal fourth quarter.

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

Despite our status as an e-commerce service provider and not a publisher, we are exposed to risks associated with varying defamation laws in other jurisdictions in foreign countries, for example, including heightened risk of secondary liability on defamation suits in the United Kingdom and increased statutory penalties available for alleged trademark infringement in Germany. Further, we maintain relationships with law enforcement agencies to manage issues related to child pornography or other illegal uses of our service and must monitor our services for such impermissible, unauthorized and illegal activities. We also may be subject to subpoenas or other law enforcement or regulatory requests for information about our users or our website’s services and the handling of such information requests may expose us to risk of suit from our users if not correctly and consistently managed in light of applicable law and consumer expectations of data privacy and judicial action or regulatory enforcement is not processed with appropriate alacrity.

Despite our status as service provider and not a publisher, we also face allegations of infringement and potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. In addition, a number of our entertainment, publishing and corporate content providers impose limitations and conditions on our use of their licensed content, and our failure to implement and abide by these terms could result in our loss of these licenses, damages to our reputation and potential liability for breach of contract and copyright or trademark infringement. We also may face potential liability for content uploaded from our users in connection with our community- related content or political commentary.

We maintain strict content usage policies that are frequently evaluated and updated and we maintain processes that review uploaded content for compliance with our terms of service and various policies. We also require users uploading content to attest that they have all necessary rights to upload content to our service and further require such users to indemnify us in the event that claims are made against us relating to such content. We maintain a content review process that includes evaluation and take-down of uploaded content on our site that fails to meet our policies and compliance with all safe harbors under relevant laws. Nevertheless, we receive significant volumes of cease and desist demands on a regular basis with respect to claims of intellectual property infringement and violation of the rights of third parties, such as rights of privacy and publicity, and expect this may grow with the volume of content made available through our service. We maintain an active dispute resolution process for intellectual property rights claimants so that allegations of infringement can be resolved expeditiously. Notwithstanding our efforts to monitor and manage content and promptly resolve all issues, these measures may not be effective in removing violative content nor sufficient to shield us from potential liability, including situations where users do not have the financial ability to fully indemnify us against material liabilities.

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

We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of certain confidential information, including credit card numbers and personally identifiable customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our websites. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

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

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and other payment services. As we offer new payment options to our customers, we may be subject to additional fees, additional regulations, compliance requirements and fraud. To date, the substantial majority of our net revenues have been derived from credit card sales. As a result, we believe our business is vulnerable to any disruption in our customer payment processing capabilities and third-party processor disruptions. In most geographic regions, we rely on three or four third-party companies to provide payment processing services, including the processing of credit cards, debit cards and other payment services. If any of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers. We may not be able to do so on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming, either of which scenarios could disrupt our business. Additionally, as we typically experience increased activity from November through December each year due to increased retail activity during the holiday season, any disruption in our ability to process customer payments in the fourth quarter could have a significant and disproportionate negative impact on our business.

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

Like most retailers, manufacturers in China are the source of much of the blank inventory we utilize in the creation of customized products for sale on our websites, whether sourced from vendors directly by our supply managers or purchased through our business or fulfillment partners. Regulatory oversight of manufacturing in China is not subject to the same standards of product safety or supply chain scrutiny as may be expected in the United States. One or more of our vendors might not adhere to U.S. quality or legal standards, and we might not identify the deficiency before merchandise ships to our customers. As an example, The Transparency in Supply Chains Act of 2010 in California also requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. Our distribution partners likewise maintain global sourcing policies with which we must comply in order to maintain business relationships. Such policies require us to monitor our supply chain and there is no guarantee we will be able to do so consistently and successfully over time and secure a price that is not otherwise damaging to our business. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. We rely on indemnities from suppliers and manufacturers with respect to the goods we customize and that protection may or may not be enough to shield us from liability for quality deficiencies. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a later recall, which could damage our reputation, our brands and our customers’ brands and harm our business. While we have never been subject to a product recall, there can be no guarantee that we will not face one in the future and the costs associated with such a recall may be substantial. Recently enacted legislation has given the United States Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies like ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our business and operating results.

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

Our operations depend heavily on skilled personnel trained in our proprietary printing and production techniques and personnel knowledgeable about the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train, integrate and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e- commerce and printing industries, is vital to our success. In recent years, a substantial amount of our growth in personnel has been due to newly- acquired businesses. In our newly-acquired businesses we must strive to integrate and retain employees of these businesses into or own and maintain motivation to drive future growth and revenue in the acquired properties. There is substantial competition for qualified personnel and we cannot assure you that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified personnel for each of our e-commerce sites operations, our business may suffer.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of September 30, 2013 , we had six issued patents and seven patents pending in the United States, which relate to our unique e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We have been and may continue to be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. For example, in January 2013, Express Card Systems LLC filed suit against us and in a separate suit, against partner Target Corporation, for which we have an indemnification obligation for the licensed platform. CafePress settled both suits in May 2013 on behalf of itself, EZ Prints, its wholly-owned subsidiary, and its partner Target Corporation. While we may believe such suits to be meritless, the defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. If in the future any such suits are filed, their defense will likewise contribute to costs and diverting of resources of our management personnel. If a material, adverse determination is made in the future in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our website services until resolution of such litigation.

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

If we do not properly account for our unredeemed gift certificates, gift cards, merchandise credits and flash deal promotions through group- buying websites, our operating results will be harmed.

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

For example, from March 29, 2012 through September 30, 2013, our stock price has fluctuated from a high of $22.69 to a low of $4.91 on November 9, 2012. As of September 30, 2013, our stock price closed at $6.11.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. As an e- commerce company, we believe our stock price may be particularly susceptible to volatility as the stock prices of technology and e-commerce companies have often been subject to wide fluctuations.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements afforded to “emerging growth companies,” including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the date of our IPO, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million or our revenues exceed $1 billion as of any June 30 before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive because we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will not be required to comply with certain provisions of the Sarbanes-Oxley Act for as long as we remain an “emerging growth company.”

As long as we remain an “emerging growth company” we will not be required to comply with certain of the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and require us to provide an auditor attestation on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the end of our 2013 financial reporting year.

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

In addition to the effect that the concentration of ownership by our officers, directors and significant stockholders may have as noted above, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change of control. These provisions may discourage, delay or prevent a change in our ownership or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions as set forth in our amended and restated certificate of incorporation or amended and restated bylaws include:

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

ITEM 5. OTHER INFORMATION

In October 2012, we acquired EZ Prints, pursuant to an Agreement and Plan of Merger, or Merger Agreement, as a result of which EZ Prints became our wholly-owned subsidiary. The Merger Agreement originally provided for earn-out consideration whereby the former stockholder of EZ Prints had contingent rights to receive up to $10.0 million based on achievement of certain performance targets for the acquired business over the twelve months following the closing of the merger. In addition, $4.5 million of the initial merger consideration was placed into an escrow account to settle certain claims for indemnification for breaches or inaccuracies in EZ Prints’ representations and warranties, covenants and agreements and other indemnifiable claims. Mr. Wes Herman, the previous Chief Executive Officer of EZ Prints, also entered into an employment agreement and earn-out bonus agreement with CafePress. These agreements provided Mr. Herman a contingent right to receive up to $1.0 million at the date that was twelve months after the closing of the merger based on the achievement of the same performance targets for the acquired business as the earn-out consideration metrics.

In August 2013, we entered into an amendment to the Merger Agreement, or the Amendment, pursuant to which the earn-out provision was revised such that the former stockholders of EZ Prints have contingent rights to receive a maximum earn-out consideration of up to $1.0 million based on achievement of revised performance targets of the acquired business for the period commencing September 1, 2013 and ending August 31, 2014. In connection with the Amendment, we agreed to an early release of the amounts held in the escrow account as well as certain other matters. We also entered into an amended earn-out bonus agreement with Wes Herman revising his contingent right to receive up to $1.0 million down to $0.1 million.

The above description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which was filed as Exhibit 2.1, to our quarterly report on Form 10-Q for the three months ended June 30, 2013 and incorporated herein by reference.

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit
number	Description

2.1(1)	Amendment No. 1 to Agreement and Plan of Merger dated August 12, 2013, by and among the Registrant, EZ Prints, Inc. and Fortis Advisors LLC as Stockholder Representative.

3(i)(2)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(3)	Amended and Restated Bylaws of the Company.

10.1	Amended and Restated Bonus Agreement with Wes Herman

10.2	Amended and Restated Employment Agreement with Wes Herman

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(5)	XBRL Instance Document.

101.SCH(5)	XBRL Schema Document.

101.CAL(5)	XBRL Calculation Linkbase Document.

101.DEF(5)	XBRL Taxonomy Definition Linkbase Document.

101.LAB(5)	XBRL Label Linkbase Document.

101.PRE(5)	XBRL Presentation Linkbase Document.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on August 12, 2013, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(4)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(5)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2013	CAFEPRESS INC.

	By:	/s/ Bob Marino
Bob Marino Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Monica N. Johnson
Monica N. Johnson Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
number	Description

2.1(1)	Amendment No. 1 to Agreement and Plan of Merger dated August 12, 2013, by and among the Registrant, EZ Prints, Inc. and Fortis Advisors LLC as Stockholder Representative.

3(i)(2)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(3)	Amended and Restated Bylaws of the Company.

10.1	Amended and Restated Bonus Agreement with Wes Herman

10.2	Amended and Restated Employment Agreement with Wes Herman

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS(5)	XBRL Instance Document.

101.SCH(5)	XBRL Schema Document.

101.CAL(5)	XBRL Calculation Linkbase Document.

101.DEF(5)	XBRL Taxonomy Definition Linkbase Document.

101.LAB(5)	XBRL Label Linkbase Document.

101.PRE(5)	XBRL Presentation Linkbase Document.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on August 12, 2013, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(4)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(5)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.