Form 10-K
period 2013-12-31
CAFEPRESS INC.
filed 2014-03-31
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $64,436,533 based upon the closing price of $6.27 of such common stock on the NASDAQ Global Select Market on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 28, 2013 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 24, 2014, there were 17,230,835 shares of the common stock of the registrant outstanding.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for the historical financial information contained herein, this annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our growth rates from period to period; customer acquisition costs as a predictor of future growth; the results of any impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; the effect of any potential strategic alternative, if implemented; expectations regarding the impact and contribution from EZ Prints, including the long term value of the EZ Prints business, and the potential impact of the revised earn-out provision; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing and the potential dilutive effect thereof; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; the effect of changes in our management team; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1.	Business

Overview

Founded in 1999, we completed our public offering in March 2012 and our common stock is listed on the Nasdaq Global Select Market under the symbol “PRSS.”

We are a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products. We serve our customers and partners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com and through our e-commerce platform products and services. We have developed well-known brands with growing communities that, as of December 31, 2013, had more than 20 million members across all of our retail website properties. Our portfolio of websites enable partners, resellers and co-branded websites to design and customize products that individually target specific consumers, products and use cases. We also provide a robust platform of technology products and service offerings to allow our corporate customers to leverage our online services for their own consumer customers with little up-front investment and no inventory.

We have built a state-of-the-art facility in Louisville, Kentucky with innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order at mass scale. Our proprietary, vertically integrated processes enable us to produce a broad range of merchandise efficiently, cost effectively and quickly. During 2013, we consolidated many production operations at the Kentucky facility. We maintain a custom canvas production and printing facility in Raleigh, North Carolina, a printing facility in connection with our Logosportswear.com brand operated in Cheshire, Connecticut and with the acquisition of EZ Prints, Inc., additional custom printing production capabilities in Norcross, Georgia.

Our E-Commerce Platform Products and Services

Front-end design tool and sales channels

Our direct e-commerce websites and sales channels include:

CafePress.com. Our consumer customers can shop, create and sell individualized products at CafePress.com. Users can choose from our catalog of over 700 million unique products or create their own one-of-a-kind products using our catalogue of customizable merchandise. Our integrated social media marketing tools allow designers and consumer customers to share our products with their audiences and across the Internet.

CafePress Services. With a full spectrum of technology, printing and fulfillment services, the acquired technology of EZ Prints makes personalization products accessible for web-based businesses and their online customers. Our solutions are designed to enable partners to deliver professional-grade personalized products to their online customers on their own or through hosted e-commerce environments, with little up-front investment in technology or inventory. Our “shops” platform enables consumer and corporate customers to monetize their content through the creation of distinctive e-commerce destinations and products. Over two million content owners, including designers, artists, small businesses, groups, clubs and organizations, use our e-commerce platform to design their own products and then sell them through their own hosted e-commerce “shop.” In addition to individual content owners, large entertainment and publishing companies also license to us materials related to their products for creation of their own “shops” or other online store experiences appearing embedded in their websites but hosted by us, or for sale directly by us in our marketplaces. For retailers and larger corporate partners, we can enhance marketplaces and the online store experiences of other retailers and retail brands by enabling them to offer their customers customized products through our services.

CanvasOnDemand.com. CanvasOnDemand.com takes photographs and transforms them into canvas artwork and wall art.

GreatBigCanvas.com. GreatBigCanvas.com provides canvas wall art and panoramic canvas photographs licensed through major content partners.

Imagekind.com. Imagekind.com markets artwork by independent artists that can be produced on posters, canvases and framed wall art, often not available anywhere else.

InvitationBox.com. InvitationBox.com customizes and personalizes stationery products online, including invitations, announcements and other products and gifts.

LogoSportswear.com. LogoSportswear.com empowers groups, teams, schools, and organizations to design, buy, share and sell custom gear with no minimum orders or setup restrictions, including through its innovative funding sales models such as tfund.com.

Back-end services platforms

Our back-end services form a platform and set of services consisting of the following components that can be used to create front-end buyer and seller experiences either through our e-commerce platform or software or through the websites of others:

User-generated content catalog. Many millions of designs have been uploaded through our e-commerce platforms to create over 700 million unique virtual products available as of December 31, 2013, with an average of approximately 80,000 new images uploaded by users per week to our retail e-commerce websites in the year ended December 31, 2013. This constantly replenishing content library and merchandizing back-end service allows our users to find items that meet their specific expressive needs.

Licensed content. We have developed hundreds of relationships with major entertainment licensors and brands that allow such licensors to provide their content to marketplaces and fan sites where users go to create designs using licensor logos and brands. This program extends our users’ ability to self- express and interact with popular brands in ways previously not available or easily deployed. The program also allows the brands to create viral social merchandising programs, which in turn enables them to engage with their fan base.

Design tools. Our proprietary design tools accessed through our websites allow users to easily customize a shop and hundreds of items with their own images, text and other advanced features.

Shops. Content owners both large and small can sell their own custom merchandise using our turn-key hosted shops platform on our domains, which includes hosting, payment processing, marketing services, printing and fulfillment and customer service.

Print/Production. We offer users high-quality printing on over 600 base product SKU types. We generally process and ship orders within three business days after a customer places an order and in many instances can ship orders within 24 hours after an order is placed. Content review and quality assurance systems help ensure that high-quality products are delivered to our users. We can also supply distributors and resellers with short-run and quick-turn custom printed products through our back-end fulfillment capabilities.

Deployable Customization Software and Services

Through our acquisition of EZ Prints and in addition to our “shops” platform, CafePress Services also provides a suite of enterprise-class deployable software products and services that can be placed in other domains to provide private label e-commerce customization services to retailers and corporate customers of all sizes and business models, with little up-front investment or inventory and minimal technology implementation resources. An example of the product offerings include “builder” software for the creation of customized products, hosting and back-end payment processing, and printing and customer service.

Our strategy

Our goal is to power customization everywhere e-commerce occurs. We believe our crowd-sourced and licensed content portfolio, expansive catalogue of products and myriad e-commerce services, coupled with our ability to efficiently market and manufacture a wide array of goods, create a compelling product and service offering. Our products and services are made available on our portfolio of e-commerce websites or leverage the e-commerce websites of our corporate partners and on the millions of e-commerce shops we power. Among the key elements of our strategy to achieve this goal are the following:

•	Grow customer base. We intend to grow our customer base and continue to promote our portfolio of e-commerce websites through existing marketing channels, which include social media applications, search engine marketing, word of mouth referrals from existing customers, media distribution programs, as well as an expanding universe of new viral and social marketing channels in online advertising. In addition, through our business development and sales activities, we have formed complementary strategic alliances with other large e-commerce companies to expand our online distribution presence, and to partner with large retail organizations.

•	Expand content partners. We intend to expand our roster of licensed content partners as well as increase the range of content accessible on our site and attract new users. We continue to focus on film, television, music, video game and other entertainment properties to bring content to our platform or e-commerce service offerings directly to their e-commerce properties. For example, in 2013, we signed or implemented dozens of new licensed entertainment properties to make official and fan merchandize available through our platform, including film properties such as Divergent, Anchorman 2 and the Veronica Mars film, as well as television properties such as Breaking Bad, Walking Dead and Supernatural.

•	Continue to innovate product and service offerings. We intend to continue to innovate and multiply our products and services. In the past four quarters, we have expanded our merchandise selection by studying popular e-commerce products sold and creating new ideas and methods of customization. Examples include Kindle cases, new wall art offerings and new home accessories and decor, such as shower curtains and pillowcases. In addition, we have launched new customization services on our websites, including the ability for sellers to create design templates or customize new areas of certain products like apparel, which extended buyer customization capabilities in our shops platform. Our past acquisitions have expanded the reach of our offerings to new vertical markets and to new corporate partners.

•	Increase sales to existing customers. We hope to increase both our average order size and the lifetime value we receive from a customer by increasing retention rates, up-selling and cross-selling and continuing to improve and streamline our design and ordering processes.

•	Offer customization through additional brands. We intend to leverage our platform by developing new brands and seeking co-branding opportunities to provide rich customer experiences across a range of industries.

•	Seek international expansion opportunities. We intend to develop additional business opportunities through selected international expansion, targeting customers in key geographies where Internet usage and e-commerce are widespread and where we believe our content will provide compelling sales opportunities. We currently have localized websites for the United States, Australia, Canada, Germany, France, Spain and the United Kingdom.

•	Seek further acquisition opportunities. We intend to continue to grow our business through selected acquisitions of companies and assets targeting additional sales channels, markets and key verticals where our platforms, technology and offerings may be expanded through acquisition. Our acquisitions of Canvas On Demand (including GreatBigCanvas) and Imagekind in 2010 have added talented artists and art to our content catalog, and have enabled customers to find and create original works of art. Our acquisition of the e-commerce website InvitationBox.com in 2011 greatly expanded our online customized stationery offerings and our acquisition of Logosportswear.com in 2012 considerably expanded our reach into the market for custom goods for groups and organizations. In 2012, we also acquired EZ Prints, Inc. which has expanded our base of corporate customers dramatically and has provided us with new products and services offerings such as a deployable customization solution. We believe our deployable technology platform should enable us to expand business with our existing partners as well. We plan to continue to seek adjacent opportunities to expand our product and services offerings and customer base.

Competition

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	small, traditional offline printing businesses for apparel, stationery and invitations, photographic products or other customized products;

•	e-commerce companies, including large online retailers and marketplaces such as Amazon.com, Walmart.com, Target and eBay (who may also serve as our distribution partners);

•	online providers of customized products such as RedBubble Inc., CustomInk LLC, Spreadshirt Inc., Threadless.com or Zazzle Inc. as well as providers of distinctive goods like Etsy, Inc. or Uncommon LLC;

•	online providers allowing users to customize goods in specific vertical markets, such as VistaPrint N.V. for small businesses and Shutterfly, Inc. or SmugMug, Inc. for photographic products, or Minted, Inc. and Blurb, Inc. for specific stationery and book products, and Art.com for wall art products;

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered; and

•	small, but numerous, online providers who address niche customization services and product offerings, enabled by advances in digital printing technologies.

We also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers and our reliance on Internet portals and other sources of Internet and referral traffic, such as Groupon and Facebook, impacts both the way we do business and our performance against competitors. Changes to their practices could drive traffic to our competitors and away from our e-commerce sites in ways we may not anticipate or that will cause us to expend further resources to successfully compete. The shift to mobile site access prevalence presents challenges as we cope with adapting our site to shifting traffic patterns and the different use characteristics which include lower average order size, amongst others. (For example, we have experienced lower conversion rates from traffic from mobile devices.) Furthermore, to the extent that other companies are able to replicate our processes or if advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.

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

We believe the principal competitive factors in our industry include:

•	favorable brand recognition and trust;

•	technological expertise;

•	quality, breadth and type of the products sold and services offered;

•	competitive pricing;

•	ability to source products efficiently and cost effectively;

•	ease of use and convenience of our services;

•	ability to anticipate and quickly adapt to changing customer demands and customer service needs; and

•	effective marketing and distribution.

We believe that we compete favorably with respect to each of these factors.

Intellectual property

We rely primarily on a combination of patents, trade secrets, trademarks and copyrights, as well as employee and third-party confidentiality and invention agreements to safeguard our intellectual property. As of December 31, 2013, we had four issued patents, six patent applications pending in the United States, generally covering our e-commerce services or proprietary printing and decorating services and our online platform for designing and generating framed products. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe may ultimately provide significant competitive advantages. We regularly register copyrights covering our principal e-commerce websites.

As of December 31, 2013, we held 44 U.S. trademark registrations (some of which are registered in multiple classes), which include, among others, CAFEPRESS.COM, CAFEPRESS, the “cafepress” logo, CANVAS ON DEMAND, IMAGEKIND, INVITATIONBOX, LOGOSPORTSWEAR.COM and EZ PRINTS. We are in the process of registering additional trademarks supporting our business and we also claim common law trademark rights in numerous trademarks. We have registered our CAFEPRESS.COM and CAFEPRESS trademarks in numerous countries in Africa, Asia, Australia, Europe and North America.

Our patents expire at various times between November 2025 and June 2031. In addition, in accordance with U.S. federal trademark law, our registered trademarks are registered for an initial period of 10 years, subject to subsequent 10-year renewal periods. We currently intend to maintain the registration of our trademarks indefinitely. We also register trademarks in dozens of international jurisdictions and likewise plan to renew our trademark registrations indefinitely wherever we conduct business. We also file for periodic copyright registrations for all of our operational websites. In the ordinary course of our business, we enter into hundreds of license agreements with content partners for the license of published entertainment content and consumer brands. We are not dependent on any specific content license agreement in the conduct of our business. We also license various forms of third-party technologies in the provision of our e-commerce services. We believe we have multiple sources for third-party technologies used in our business, and if we were to change licensors for any reasons, it would result in minimal disruption to our operations, if any.

Our standard content license agreement is typically for a term of three years, subject to termination in the event of an uncured material breach of either party, and renewable for one year terms thereafter. Our third-party technology licenses are typically for a term of one to two years, with optional renewal clauses upon mutual agreement of the parties

We also rely upon certain unpatented proprietary manufacturing expertise, licensed third-party technologies, continuing technological innovation and other trade secrets to develop and maintain our competitive position. For certain of our proprietary know-how and processes, we rely on trade secret protection and confidentiality and invention agreements to safeguard our interests. We believe that many elements of our system, including technical processes, equipment and system designs, algorithms and procedures, which relate to our software controls, manufacturing process and methods of system design involve proprietary know-how, technology or data that are not covered by patents or patent applications. We have taken security measures to protect these elements. For example, all of our research and development personnel are required to enter into confidentiality and assignment of invention agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into non-disclosure agreements before we disclose any sensitive aspects of our technology, proprietary processes, sales data or business plans.

Government regulation

The legal environment of the Internet is evolving rapidly in the United States and around the world. The manner in which existing laws and regulations will be applied to the Internet in general, and how they will relate to our business in particular, are often unclear in many cases. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, defamation, pricing, credit card fraud, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement.

The nature of our user-generated content business models present legal challenges to our business and operations. Our content usage policies and policies surrounding infringement of intellectual property rights or the rights of third parties, such as rights of privacy and publicity, play a key role in our business operations and the systems and practices that support them are particularly important to our business, operations and reputation. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the content-based nature of our business. As an e-commerce platform, the scope of liability for third-party content uploaded to our site for sale on printed products requires analysis of varying definitions of political speech, hate speech, pornography, profanity and obscenity, among other speech-related concerns. We likewise must monitor our e-commerce platform for potential and alleged intellectual property infringement and violation of rights of privacy and publicity that can vary widely between countries and regions, and, accordingly, we frequently must navigate the legal and regulatory schemes of numerous countries outside the United States. Our ability to employ processes to quickly remove infringing or offending content from our automated upload website is an important tool in protecting us from exposure for the potentially infringing activities of our users worldwide.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, have a direct impact on our business and operations. These laws include the following:

•	The Copyright Act of 1976 and all of the statutes and regulations associated with and enforced by the United States Patent and Trademark Office which protect the rights of third parties from infringement by users of our service. We maintain an automated service whereby users can upload any content they designate for use in creating customized products, but we likewise maintain content usage policies that prohibit intellectual property rights infringement or infringement of the rights of others, including rights of privacy and publicity. We maintain a robust Intellectual Property Rights policy and a proactive support operation which responds to and manages take-down requests and other concerns relating to third-party intellectual property that might appear on our sites despite policies forbidding the practice. As our business expands to other countries, we must respond to regional and country-specific intellectual property considerations, including take down and cease and desist notices in foreign languages and we must continue to build infrastructure to support these processes globally.

•	The Digital Millennium Copyright Act, which provides relief for claims of infringement as it relates to circumvention of copyright protected technologies, but also includes a safe harbor intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. We maintain DMCA-complaint practices for notice and take-down as well as other required practices such as repeat offender management.

•	The CAN-SPAM Act of 2003 and similar laws adopted by a number of states, which regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices. Similarly, the guidelines of the Federal Trade Commission imposes responsibilities upon us for communications with respect to consumers and imposes fines and liability for failure to comply with rules with respective advertising or marketing practices they may deem misleading or deceptive. Further, the European Union, or the E.U., also maintains standards and regulations with respect to communications with consumers that we must comply with as we expand our marketing practices into those countries.

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

•	The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) and other state laws and regulations that relate to credit card and gift certificate use fairness, including expiration dates and fees, as well as state laws surrounding escheat and abandonment of unclaimed property.

•	In the United States and internationally, we must evaluate tax liabilities from transactions on our portfolio of e-commerce websites and maintain finance infrastructure to support the collection and remittance of applicable sales taxes. In the United States, sales tax nexus issues with respect to Internet sales to consumers

•	in states where we do not have a physical presence, which create potential nexus through affiliate program marketing activities and other nascent efforts to imply tax nexus on royalties payable on content licenses. This continues to be an area of great uncertainty and legal scrutiny both on a federal and state level, with over 27 states evaluating or imposing new legislation on various e-commerce activities or engaging in lawsuits with e-retailers. In Europe, we must comply with regulations with respect to customs, duties and V.A.T. as they apply to our business, sometimes on a country-by-country basis, which requires complex tracking and remittance processes.

•	The Communications Decency Act of 1996, which gives statutory protection to online service providers for claims against interactive computer services providers who distribute third-party content.

•	The Children’s Online Privacy Protection Act of 1998, which restricts the distribution of certain materials deemed harmful to children and imposes additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	Data privacy and security with respect to the collection of personally identifiable consumer information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by the State of California that require online services to report certain breaches of the security of personal data, and to report to California customers when their personal data might be disclosed to direct marketers. In the E.U., where U.S. companies must meet certain privacy and security standards, the Data Protection Directive requires comprehensive information privacy and security protections for consumers with respect to certain information collected about them. Compliance levels include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support.

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

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Due to the nature of our content-rich automated upload service, claims are frequently alleged or asserted against us for trademark and copyright infringement and violation of rights of publicity to which we rapidly and expeditiously respond. We maintain content usage review systems that, through a combination of manual and automated blocks, monitor potentially infringing content of which we become aware. Nevertheless, claims may continue to be brought and threatened against us for negligence, copyright or trademark infringement, or other theories based on the nature and content of information, its origin and its distribution and there is no guarantee that we will be able to resolve any such claims quickly and without damage to us, our business model, our reputation or our operations.

Raw Materials and Suppliers

We work with a wide range of suppliers which provide raw materials, primarily ink, and blank inventory for customization. We currently believe that we have multiple sources for the various types of raw materials and blank inventory used in our business, and are therefore not dependent on a single source. We have historically worked with, and currently expect to continue to work with, two primary suppliers for apparel inventory, Hanesbrands, Inc. and Sun Apparel, but have access to many additional and alternative apparel suppliers. With respect to raw materials used in the printing process, we work with a number of suppliers, primarily digital printing equipment manufacturers, for the inks used in our digital printing processes, and have access to multiple alternate suppliers for ink. We do not have long-term supply agreements with any of our suppliers.

We believe the successful management of our supplier relationships is a key aspect of our business. We source our blank products from domestic and foreign manufacturers and distributors. Our current suppliers may not continue to sell merchandise to us on terms acceptable to us, and we may be unable to establish new or extend current supplier relationships to ensure a steady supply of blank inventory in a timely and cost-efficient manner. Under some of our current supply agreements for blank inventory, we enjoy flexible policies for returning the unsold items to our suppliers. We also source raw materials, principally the inks used in many of our digital printing processes, from a variety of digital printing manufacturers. If we are unable to accurately predict demand for the products that we are committed to purchase, we will be responsible for covering the cost of the products that we are unable to sell.

Employees

As of December 31, 2013, we had 775 full-time employees, including 448 in production and operations, 91 in engineering, 190 in sales and marketing and 46 in general and administrative. In addition, each year during our fourth quarter, we hire significant numbers of short term seasonal employees at a number of our locations through temporary staffing agencies. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced a work stoppage.

Corporate and available information

CafePress Inc. was incorporated in Delaware in 1999. We completed an initial public offering of our common stock in April 2012 and we trade under the NASDAQ Global Select Market symbol “PRSS”. We maintain our headquarters in Louisville, Kentucky as well as corporate offices in San Mateo, California, and additional offices and production facilities in Raleigh, North Carolina, Norcross, Georgia and Cheshire, Connecticut.

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

Risks related to our business

Our results of operations are subject to quarterly and other fluctuations due to a number of factors that could adversely affect our business and the trading price of our common stock.

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, some beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

•	seasonality of our revenues, including shifts in the timing and length of holiday selling seasons;

•	macroeconomic cycles and consumer discretionary spending;

•	demand for our user-designed products and services and the growth rate of the print-on-demand and e-commerce industry overall;

•	fluctuations in sales and marketing costs, including website traffic acquisition costs and our ability to maintain or increase such traffic cost-effectively;

•	market acceptance and competitiveness of our products and services on quality and pricing;

•	the gain, loss or success of significant strategic relationships and partner programs;

•	changes in the timing or delays in the launch or changes in the product roadmap in connection with strategic relationships and partner programs;

•	the development of, or changes to, new technologies and platforms for Internet use, such as mobile, and evolving marketing methods such as social media, flash promotions and any changes in website traffic acquisition algorithms, policies or practices supporting such development;

•	conversion rates of website traffic, including the impact on conversion rates from increased traffic from mobile devices as compared to desktops or tablets;

•	our ability to provide accurate search results and recommendations and to deliver long-tail content to our e-commerce partners;

•	litigation and associated risks and expenses, including extraordinary expenses related to litigation and settlement costs, and difficulty in estimating the impact and timing of variations in the mix of products and services we sell;

•	the timing and terms of any acquisition, performance on earn-out provisions and integration activities post acquisition

•	any production issues which may in turn result in delayed orders or increased costs;

•	new competitive entrants that might occur to the market for customized goods in our distribution or marketing channels;

•	fluctuations in the cost of raw materials and inventory;

•	difficulties encountered in the integration of newly-acquired businesses and acquisition-related risks and associated expenses, and difficulty in estimating impact and costs related thereto; and

•	potential impact of sales tax initiatives on e-commerce sales demand.

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

We may not achieve or sustain consistent profitability or avoid net losses in the future. Our growth rates in the future, if any, may fluctuate or not be sustainable or may decrease. In addition, our ability to be profitable depends on our ability to control our costs and operating expenses, which have increased and we expect to further increase as we expand our business and incur additional expense associated with being a public company. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenues at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenues, our business, financial condition and results of operations will be negatively affected.

A future downturn in our business, slow growth of new business opportunities, or a long term decline in our stock price may result in an impairment of goodwill or intangible assets which could adversely affect our results of operations.

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. As of December 31, 2013, we had goodwill of $39.4 million and intangible assets of $15.0 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price did not change significantly between the date of our annual 2013 impairment analysis and December 31, 2013, however subsequent to our fourth quarter earnings release, our stock price decreased by more than ten percent. Based on our impairment test performed during the third quarter of 2013, we had sufficient excess of market capitalization over book value to absorb a decline of this magnitude. In addition, we believe that our multiples and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. As a result, we do not believe that it was more likely than not that the fair value of our reporting unit was less than its book value as of December 31, 2013, and therefore our reporting unit would not be at risk of failing step one of a quantitative goodwill impairment assessment as of that date. However, further and sustained decline in our stock price and resulting market capitalization, further delays in expected new business opportunities associated with EZ Prints and our CafePress Services partnerships, unforeseen losses of any significant existing EZ Prints partners, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $39.4 million goodwill balance or our $15.0 million intangible asset balance in the future. We cannot be certain that a future downturn in our business, the slower than expected growth of new business opportunities associated with EZ Prints or our CafePress Services partnerships, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

A significant portion of our net revenues and operating cash flows have historically been realized during the period from November through December each year, primarily due to increased retail activity during the holiday seasons. Disruption in our ability to process, produce and fulfill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. As described in our Managements Discussion & Analysis herein, in anticipation of increased fourth quarter sales activity, we typically incur significant incremental expenses prior to and during peak selling seasons, particularly October through December, including the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If we are unable to hire enough qualified employees to support our production or customer service operations or if there is a disruption in the labor we hire from our third-party providers, our business, financial condition and results of operations could be adversely affected. In addition, if too many customers access our websites within a short period of time due to increased holiday demand or other periods of peak demand, we may experience system delays or interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. This in turn could harm our business, operating results and reputation. Because we continue to expect a significant portion of our net revenues and operating cash flows to be realized in the fourth quarter, the fourth quarter factors more significantly into our outlook for the fiscal year. Any disruption in our business operations or other factors that could lead to a material shortfall compared to our expectations for the fourth quarter could then result in a material shortfall compared to our expectations for the full year, have a disproportionate effect on our operating results and cause our stock price to decline.

Intense competitive pricing pressures, particularly with respect to pricing, may harm our business and results of operations.

Demand for our products and services are extremely sensitive to price at all time, but especially in times of recession, slow economic growth and consumer uncertainty and conservatism. Many external factors, including our production and personnel costs, the cost of raw materials, particularly the price of cotton, content selection or consumer sentiment or spending, available product mix and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet consumers’ price expectations, we could lose customers or fail to attract new customers, which would harm our business and results of operations.

Changes in our pricing strategies across channels have had, and may continue to have, a significant impact on our revenue and net income. We frequently make changes to our pricing structure in order to remain competitive but that may result in lower profit margins. Most of our products are also offered by our competitors. In particular, competitive offerings in apparel have put pressure on pricing and increasingly impacted sales performance in that product category. If in the future, due to competitor activities or other marketing strategies, we significantly reduce our prices on our products without a corresponding increase in volume or decrease in cost of goods sold, it would negatively impact our revenues and could adversely affect our gross margins and overall profitability.

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

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to continue to increase in the future. We face competition from a wide range of companies, including the following:

•	small traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc., Walmart.com, Target and eBay Inc. (who may also serve as our distribution partners);

•	online providers of customized products such as RedBubble, Inc., CustomInk, LLC, Spreadshirt, Inc., Threadless.com or Zazzle Inc. and online providers of distinctive goods like Etsy, Inc. or Uncommon Goods;

•	online providers allowing users to customize goods in specific vertical markets, such as Vistaprint N.V. for small businesses and Shutterfly, Inc. or SmugMug, Inc., for photographic products, or Minted, Inc., Smilebox Inc. or Blurb, Inc. for specific stationery and book products, and Art.com for wall art products;

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered; and

•	small, but numerous, online providers who address niche customization service and product offerings, enabled by advances in digital printing.

We also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers. If more companies move into the customized products space, we will face further direct and intense competition. Our reliance on Internet portals and other sources of Internet and referral traffic to our e-commerce sites, such as Groupon and Facebook, impacts both the way we do business and our performance against competitors. Changes to their practices could drive traffic to our competitors and away from our e-commerce sites in ways we may not anticipate or that will cause us to expend further resources to successfully compete. The shift to mobile site access for e-commerce sites also presents challenges for us as we cope with shifting traffic patterns. For example, we have experienced lower conversion rates from traffic from mobile devices. Furthermore, to the extent that other companies are able to replicate our processes or that advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.

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

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve for varying multichannel experiences;

•	our ability to increase brand awareness among existing and potential strategic distribution channels, corporate partners and consumers through various means of marketing and promotional activities;

•	our ability to retain and expand our network of buyers and sellers through developing Internet communication methods, such as mobile platforms and social media channels;

•	the efficiency, reliability and quality of our products, services and retail websites, or marketplace, experiences;

•	our ability to protect personally identifiable information and credit card data and perceived weaknesses in data privacy or security practices or product quality problems of our service or other e-commerce websites.

In developing our strategic distribution model, we have relied heavily on the reputation and brand awareness of the company’s historic operations. In relying on such distribution partners to fuel revenue growth, we are in turn relying on the continued impact of our brand with such retail and corporate partners.

If we are unable to maintain our reputation, further enhance our brand recognition and increase positive awareness of our websites, our results of operations may suffer.

If we are unable to attract customers or increase traffic to our websites and manage changes in the manner of access of our websites in a cost-effective manner or at all, our business and results of operations could be harmed.

Our success depends on our ability to attract customers our websites. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as search engine marketing, email, affiliate networks, social media outlets and flash deal promotions through various new types of group and socially curated e-commerce websites. We pay providers of online services, search engines and other websites and e-commerce businesses to provide content, marketing links, advertising banners and other links that direct customers to our websites. If these providers modify or terminate their relationship with us or increase the price they charge us or if our competitors offer them greater fees for traffic, our expenses could rise and traffic to our websites could decrease, which in turn would harm our revenue and results of operations.

We also devote substantial resources to optimizing our websites to increase the likelihood of our products and services appearing in unpaid search engine results; however there can be no assurance that these efforts will be successful. If our products and services receive low placement or do not appear within the listings of search engine results in response to relevant search queries, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. Search engines including Google, Yahoo! and Bing frequently refine and modify their search algorithms that determine placement of our relevant search queries. If we are unable to maintain or increase traffic to our websites, including through accurate search results and recommendations, our products or services receive low placement or do not appear due to changes in search engine algorithms, such changes could negatively impact the effectiveness of our search engine optimization or search engine marketing, and our business and financial performance would be adversely affected, potentially very materially. If our conversion rates decline, whether due to increased traffic from mobile devices or otherwise, our business and operating results could suffer.

We also promote our products and special offers through emails targeted to potential customers and our site members. However, if our customers deem such emails and other promotions to be intrusive, we could be forced to discontinue or significantly curtail our email marketing activities.

In addition, we engage in flash promotions through websites, such as through Groupon, Amazon Local, Facebook and LivingSocial. Such promotions involve significantly discounted product offers to customers with the goal of driving traffic to our websites for repeat purchases. Due to the low profit margin associated with the deep discounts offered to purchasers of such offers and the widespread availability of similar group buy offers by other e-commerce competitors, the flash promotions we choose to implement may not accomplish our long-term goal of customer acquisition in a cost-effective manner.

We continue to develop ways to optimize the experience on our websites, products and services through mobile devices, which provide particular challenges given the graphics intensive user experiences involved in shopping, creating and selling content based products. If we are not able to successfully translate our websites for mobile use and traffic from mobile devices continues to accelerate at current rates, our results of operations may be impacted.

Lastly, we have terminated and expect to continue to terminate a number of affiliate marketing partners in states that have imposed sales tax nexus for such marketing activities, and to the extent we determine it prudent to continue to do so, we may be unable to achieve our strategic goals in those channels. If we are unable to develop or maintain an effective and cost efficient means of reaching content providers and consumers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

We depend heavily on the continued success of our core business of selling user-designed products online, and any event that adversely affects our sales of user-designed products could harm our business and results of operations.

A significant proportion of our revenue has been derived from the online sale of user-designed products through our marketplace and through distribution channels derived from our marketplace. We expect that the sales of user-generated design products will continue to comprise a majority of revenue on our CafePress.com business. While we intend to continue to expand and increase our product and service offerings, these services may not increase to a level that would reduce our dependence on revenues from our marketplace. In addition, users who design products may choose not to use our e- commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.

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

We believe we will need to address additional markets and sales channels, attract new business partners, content providers and consumers to further grow our business. To access new sales channels, we must build and maintain new processes in which to feed our product catalogues to corporate distribution partners. To access new markets and consumers, we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized language websites in different countries. There is no guarantee we will be successful in this expansion. We continually seek to offer our array of e-commerce customization and products and services to new customers in existing channels and to expand the reach of our distribution channel partnerships. If we are unsuccessful in expanding the scope of those relationships, we may not grow our operations and businesses as fast as we would like.

In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner- branded websites, retail in-store offerings, content feeds to distribution partners and deployable customization builders on third-party websites. Any failure to develop new products and services, or a lack of adoption of the new products and services we do develop to expand our business beyond our existing target markets or to address additional market opportunities could harm our business, financial condition and results of operations.

As we continue to expand our new strategic and sales channel partnerships our dependence on third parties for the generation of significant revenue growth increases. Partners may make changes to their technology or product road maps or choose to enter the customization business themselves and we thus may have little control over those strategic choices. For example, Amazon.com Inc recently changed its marketing partner approach by limiting many marketplace items category participants to two million SKUs, which drastically reduced our SKUs distributed on their platform. As a result, we had to alter our marketing strategy rapidly to accommodate the changes and such alterations impacted our revenue growth in unanticipated ways.

If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have experienced in the past periods of rapid growth and acquisitions that have placed, and continue to place, significant strain on our management and resources. To accommodate our growth and our operations as a public company, we anticipate that we will need to continue implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting, legal and other internal management and control systems. We also have expanded our production and logistics centers and distribution network to accommodate more customer orders and provide better coverage of our target markets. The recent expansion of our production and logistics centers and distribution network may put pressure on our managerial, financial, operational and other resources. If we are unable to effectively manage our expanded logistics operations and control increasing costs, our growth potential, results of operations and business could suffer. Additionally, we will need to continue to expand, recruit, train, manage and motivate our workforce and manage our relationships with existing and new business partners, suppliers, third-party service providers and content providers. Our strategies also include broadening our product and service offerings, which will require us to work with different groups of suppliers and address the needs of different kinds of consumers. We may incur significant costs in trying to expand our offerings into these new areas or fail to successfully execute the roll-out of these new offerings. All of these endeavors involve risks and require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects, as well as our operating results. As previously disclosed, our board of directors has authorized the review of various strategic alternatives to enhance value for our stockholders, and has retained Raymond James & Associates as our exclusive independent financial advisor to assist the board of directors in this review. No decision on any particular alternative has been reached, but the implementation of such an alternative, if any, in the future may affect our ability to successfully manage our growth or execute our strategies effectively, which could harm our business and results of operations.

We have pursued and may continue to pursue acquisition opportunities as part of our growth strategy and may not realize the anticipated benefits of any such acquisitions, which in turn could harm our business and operating results.

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008, Canvas On Demand, LLC in 2010, L&S Retail Ventures, Inc. in October 2011, Logo’d Softwear, Inc. in April 2012 and EZ Prints in October 2012. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. These acquisitions and any future acquisitions and the successful integration of assets and businesses into our own as well as the retention of personnel require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the potential loss of key employees, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to pay up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. The earn-out period concluded on September 30, 2013 and $8.6 million of the potential $9.0 million amount was earned and paid.

In August 2013, we entered into an amendment to the EZ Prints merger agreement, pursuant to which the earn-out provision was revised such that the former stockholders of EZ Prints have contingent rights to receive a maximum earn-out consideration of up to $1.0 million, a reduction of $9.0 million from the original agreement, based on achievement of revised performance targets of the acquired business. We also entered into an amended earn-out bonus agreement with one of the former executives of EZ Prints revising his contingent right to receive up to $1.0 million down to $0.1 million. We may enter into other modifications of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities.

In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities for acquisitions and comply with any applicable laws and regulations, which could result in increased costs and delay. Finally, over time we may need to modify earn-out structures to accommodate changes in the business and such modifications may impact accounting treatments of acquisitions and otherwise trigger issues that could impact our results of operations. A failure to manage the earn-out provisions of these and other newly-acquired businesses could harm our financial condition and cause results of operations to suffer.

As previously disclosed, our board of directors has authorized the review of various strategic alternatives to enhance value for our stockholders, and has retained Raymond James & Associates as our exclusive independent financial advisor to assist the board of directors in this review. No decision on any particular alternative has been reached, but the implementation of such an alternative, if any, in the future may affect our ability to pursue acquisition opportunities as part of our growth strategy, which could harm our business and results of operations.

Given the relatively short history of some of our service offerings, it may be difficult to evaluate our business and prospects.

In the last four years, we have substantially expanded the service offerings on our websites to include other services such as our Create & Buy services. For example, in 2010, we acquired Canvas On Demand, LLC, or Canvas On Demand, which provides an online service for creating personalized canvases from photographs, in 2011 we acquired L&S Retail Ventures, Inc., an online provider of invitation and stationery products, and in April 2012 we acquired Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations. In October 2012, we acquired EZ Prints which provides a deployable e-commerce platform for product customization. We cannot assure you that these services, or any other new services we may introduce or acquire, will be integrated or achieve market acceptance either at a level sufficient to justify our investment or at all.

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

Internet business models and the online content distribution generally are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites and systems. Such systems include complex interactions of our proprietary software tools, such as designer and builder software and content review tools, data storage and reporting, order management and plant printing automation software. Like all systems, failures or errors made in the maintenance or operation of, those systems could lead to operational and logistics challenges or lost, cancelled or delayed orders, which in turn could lead customers to make alternative choices in a provider of custom goods. Our success will also depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective business partners and consumers, and respond to technological advances and emerging industry standards and practices on a cost- effective and timely basis. The development of our websites and other proprietary technology entails significant technical and business risks. We may be unable to use new technologies or systems to effectively adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost- effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.

Our business model focuses on user-generated content and as a result, controversial political and social expressions appear on our site that may impact our brand name or with which current or potential customers or business partners may not wish to be associated.

We have built our business by providing consumers an outlet for self-expression through unique or customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong feelings on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company or its management team. Additionally, because our service provides a platform for the expression of controversial ideas and humor, our site could be the target of negative social media or petition campaigns, computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. Our distribution and channel partners may likewise become uncomfortable with aspects of our user-generated content business model in light of their own content usage policies and may cut back or refuse to display our products or otherwise limit our merchandising opportunities thus impacting our results of operations. We believe we must maintain a balance among the encouragement of self-expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our mutual desire to protect our brands and our companies. If we fail to maintain this balance and lose partners, customers, or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their content or products without fear of negative reflection on their brand images, we risk damage to our brands and reputation and ultimately our business and results of operations.

Because our sales and revenues rely on consumer spending of discretionary income, uncertain macroeconomic conditions in the United States and world economies may materially and adversely affect our financial results.

As the majority of our revenues are generated from sales through our consumer e-commerce websites and our customized products are largely found in categories of consumer goods that would be deemed non-essentials. As a result, our sales are driven largely by discretionary consumer spending habits and preferences. Historically, consumer purchasing on discretionary items declines during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. While not always directly related to actual consumer behavior, macro-economic conditions such as global currency and debt concerns, stock market volatility, levels of unemployment, increased fuel or commodity prices and transportation costs, and conditions in the commercial consumer lending and housing markets among other factors fuel uncertainty over future macro-economic conditions and prospects of a prolonged recessionary spending climate. Many other factors contribute to economic conditions in the U.S., including taxation and distribution concerns. Deterioration of macroeconomic conditions in the near term or long term, or the perception that such deterioration might occur, could reduce demand for our products either temporarily or in the long term. Our revenues could likewise decline and our results could be materially and adversely affected by such trends. Our ability to anticipate, identify and respond quickly to consumer spending pressures and prevailing economic conditions will be challenged if such economic uncertainties continue or particularly during peak periods for our sales that historically have occurred in our fiscal fourth quarter.

The proper functioning of our websites is essential to our business and any failure to maintain the satisfactory performance, security and integrity of our websites will materially and adversely affect our business, reputation, financial condition and results of operations.

The satisfactory performance, reliability and availability of our websites, our marketing activities, our transaction-processing systems and our network infrastructure are critical to our success. Our revenues depend on the number of visitors who shop on our websites and the volume of orders we fulfill. Any system delays, interruptions or disruptions to our servers caused by telecommunications failures, computer viruses, physical break-ins, domain attacks, hacking or other attempts to harm our systems or servers that result in the unavailability or slowdown of our websites, loss of data or reduced order fulfillment performance would reduce the volume of products sold and the attractiveness of product offerings on our websites. We may also experience interruptions caused by reasons beyond our control. For example, in the fourth quarter of 2006, our servers experienced a denial of service attack, which disrupted access to our websites for several days during the holiday buying season. These unexpected interruptions may occur in the future, and future occurrences could damage our reputation and harm our revenues and results of operations.

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

If our production and fulfillment operations are interrupted for any significant period of time or either facility where our computer and communications software or hardware is located fails, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive, produce and fulfill orders and to promptly and securely deliver our products to our customers, which in turn depends in part on the efficient and uninterrupted operation of our computer and communications systems. A significant portion of our production, inventory management, packaging, labeling and shipping processes are performed in a single production and fulfillment center located in Louisville, Kentucky and such single location reliance presents risks. In addition, substantially all of the computer hardware necessary to operate our principal websites is located at third-party hosting facilities in Las Vegas, Nevada and in Louisville, Kentucky. These facilities are susceptible to damage or interruption from human error, fire, flood, ice storms, power loss, insufficient power availability, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. In addition Louisville, Kentucky, our principal production site, is particularly susceptible to flooding and extreme weather patterns. Our production operations are dependent on order management and other automation software systems that may be especially subject to human error in programming. For example, in December 2013, we experienced issues related to modifications made to order management software at our Kentucky production facilities which resulted in delayed orders and increased costs for a period of time during our peak season and significantly impacted results of operations for the quarter.

We are also consolidating production there as we integrate acquired businesses heightening risks of single site production. The integration process itself also poses infrastructure challenges in moving equipment and resources, which may lead to increased costs in the short term due to redundancies needed, all of which may impact our results of operations. We also maintain offices and operations in Northern California, an area where the risk of an earthquake is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenues and result in significant expenses to repair or replace the facility. Our business interruption insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake, which is not covered under our current policy. Any interruptions in our production, fulfillment center or systems operations, particularly for any significant period of time, could damage our reputation and brands and substantially harm our business and results of operations.

Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers as a result.

We largely rely upon third-party carriers such as Federal Express, Inc., or FedEx, and the United Parcel Service, or UPS, for timely delivery of our merchandise shipments, particularly in the United States where the majority of our sales occur. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. We do not have a long-term agreement with any other third-party carriers, and we cannot be sure that our relationships with FedEx or UPS will continue on terms favorable to us, if at all. If our relationship with are terminated or impaired or if our carriers are unable to deliver merchandise for us, we would be required to use alternative carriers for the shipment of products to our buyers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

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

The facilities of our third-party suppliers are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. For example, the majority of our suppliers are located in the United States and China in areas with above-average catastrophic weather instability and seismic activity and which are subject to typhoons, tsunamis and other storms. Additionally, since a significant portion of our revenues are attributed to cotton apparel and because we do not currently engage in any cotton or other commodity-related hedging activities, we are particularly susceptible to issues affecting the cotton growing and production industry. Any catastrophic loss to any of these facilities or disruptions in the production of cotton would likely disrupt our operations, delay production, shipments and delay or loss of revenues and result in significant expenses to repair or replace the facility or to purchase critical inventory for creation of our products.

If we become subject to liability for content that we print and distribute through our service, our results of operations would be adversely affected.

As an Internet service provider that prints content provided by others, we face allegations related to, and potential liability for, negligence, copyright or trademark infringement or other claims that we display and the goods created from user-generated uploads to our service. Intellectual property law for secondary liability for copyright infringement is particularly uncertain in many jurisdictions. We also may face allegations related to, and potential liability for, content uploaded from our users in connection with claims of defamation, racism, hate speech, obscenity or pornography that may be embodied in user expression. As globally available websites, we also receive inquiries about content that may be illegal or insensitive to cultural norms not only in the United States but worldwide, and those sensitivities may differ widely. For example, content related to glorification of the current North Korean regime, while offensive to many, is not illegal in the United States. In South Korea, distribution of such speech is considered illegal and we therefore are subject to geographic-specific blocks on content on our websites.

Despite our status as service provider and not a publisher, we also face allegations of infringement and potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. In addition, a number of our entertainment, publishing and corporate content providers impose limitations and conditions on our use of their licensed content, and our failure to implement and abide by these terms could result in our loss of these licenses, damages to our reputation and potential liability for breach of contract and copyright or trademark infringement. In particular, any legislative developments or litigation outcomes in copyright law under the Digital Millenium Copyright Act in particular that negatively impact our protections from liability for infringement could have consequences for us in our operations and increase litigation costs in defense of any suits that might arise due to such changes or developments.

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

Despite our status as a service provider and not a publisher, we are exposed to risks associated with varying laws in other jurisdictions in foreign countries, for example, including heightened risk of secondary liability on defamation suits in the United Kingdom and increased statutory penalties available for alleged trademark infringement in Germany. Further, we maintain relationships with law enforcement agencies to manage issues related to child pornography or other illegal uses of our service and must monitor our services for such impermissible, unauthorized and illegal activities. We also may be subject to subpoenas or other law enforcement or regulatory requests for information about our users or our website’s services and the handling of such information requests may expose us to risk of suit from our users if not correctly and consistently managed in light of applicable law and consumer expectations of data privacy and judicial action or regulatory enforcement is not processed with appropriate alacrity.

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

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins or require that we charge our customers more for our products. We are also subject to payment card association and similar operating rules and requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be materially and adversely affected.

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

We must anticipate the popularity of products and purchase blank inventory and secure sufficient supplies before customizing and selling them to our customers. Across all of our businesses, including the newly-acquired businesses, we must manage differing demand and inventory controls to accurately forecast and protect against risks. If we fail to adequately predict demand and experience an unexpected peak in production, our production times will suffer, which may result in damage to our reputation and business. For example, if we do not have an adequate supply of ink due to periods of unexpected peak demand, our ability to print and deliver products may be delayed. Conversely, any over purchase of ink or other supplies exposes us to risks of obsolete or excess inventory. Under some of our current supply agreements, we enjoy flexible policies for returning the unsold items to our suppliers. In order to secure more favorable business terms, we have entered into and plan to continue to enter into purchase arrangements with our suppliers with more restrictive return policies or with commitments to purchase larger quantities of inventory or supplies. For example, some of our contracts with suppliers contain restrictions on our ability to return products, such as caps on the amount of products that can be returned, and we may lose preferential pricing terms for such products if we exceed these caps, which could materially affect our profit margins. If we are unable to correctly predict demand for the products that we are committed to purchase, we will be responsible for covering the cost of the products that we are unable to sell, and our financial condition and results of operations would likely suffer.

We largely depend on overseas suppliers for blank inventory and if we do not appropriately manage the risks related to product safety and quality, we may face regulatory actions or recalls and our operating results will be harmed.

Like most retailers, manufacturers in China are the source of much of the blank inventory we utilize in the creation of customized products for sale on our websites, whether sourced from vendors directly by our supply managers or purchased through our business or fulfillment partners. Regulatory oversight of manufacturing in China is not subject to the same standards of product safety or supply chain scrutiny as may be expected in the United States. One or more of our vendors might not adhere to U.S. quality or legal standards, and we might not identify the deficiency before merchandise ships to our customers. As an example, The Transparency in Supply Chains Act of 2010 in California also requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. Our distribution partners likewise maintain global sourcing policies with which we must comply in order to maintain business relationships. Such policies require us to monitor our supply chain and there is no guarantee we will be able to do so consistently and successfully over time and secure a price that is not otherwise damaging to our business. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. We rely on indemnities from suppliers and manufacturers with respect to the goods we customize and that protection may or may not be enough to shield us from liability for quality deficiencies. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a later recall, which could damage our reputation, our brands and our customers’ brands and harm our business. While we have never been subject to a product recall, there can be no guarantee that we will not face one in the future and the costs associated with such a recall may be substantial. Recently enacted legislation has given the United States Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies such as ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our business and operating results.

Our business would be adversely affected by the departure of existing members of our senior management team and other key personnel.

Our success depends, in large part, on the continued contributions of our senior management team for CafePress Inc. as well as those other key personnel who manage our individual website properties. In addition, we have not entered into long-term employment agreements or non-compete agreements with some members of our senior management team. Our employees can terminate their employment with us at any time. For example, in November 2013, our Senior Vice President, Art and Stationery resigned, and effective as of March 31, 2014, our Chief Financial Officer will transition to a consulting role at the company. The loss of further members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train, integrate and retain qualified personnel with relevant industry and operational expertise, we may be unable to effectively execute our business plan or maintain or, in the future, expand our operations, which in turn would harm our business.

Our operations depend heavily on skilled personnel trained in our proprietary printing and production techniques and personnel knowledgeable about the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train, integrate and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e-commerce and printing industries, is vital to our success. In recent years, a substantial amount of our growth in personnel has been due to newly-acquired businesses. In our newly-acquired businesses we must strive to integrate and retain employees of these businesses into ours and maintain motivation to achieve future growth and revenue in the acquired properties. There is substantial competition for qualified personnel and we cannot assure you that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified personnel for each of our e-commerce sites, our business may suffer.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of December 31, 2013 , we had four issued patents and six patents pending in the United States, which relate to our e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We have been and may continue to be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. E-commerce companies and divisions have been particularly the target of speculative patent infringement claims in recent years. For example, in January 2013, Express Card Systems LLC filed suit against us and in a separate suit, against partner Target Corporation, for which we have an indemnification obligation for the licensed platform. CafePress settled both suits in May 2013 on behalf of itself, EZ Prints, its wholly-owned subsidiary, and its partner Target Corporation. While we may believe such suits to be meritless, the defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. If in the future any such suits are filed, their defense will likewise contribute to costs and diverting of resources of our management personnel. If a material, adverse determination is made in the future in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential partner customers of our products or services deferring, limiting or ceasing their purchase or use of our website services until resolution of such litigation.

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

We are subject to, and will soon be subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, and our management has limited experience managing a public company.

We have limited experience as a public company and will incur significant legal, accounting and other expenses, particularly after we cease to be an “emerging growth company” that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to compliance initiatives and we may not successfully or efficiently manage our transition into a public company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While the Jumpstart Our Business Startups Act, also known as the JOBS Act, enacted in April 2012, provided us with additional time to achieve full compliance, the regulations surrounding

Section 404 of the Sarbanes-Oxley Act required us to, and we will continue to, incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, these rules and regulations will continue to increase our legal, accounting and financial compliance costs and will make some corporate activities more time-consuming and costly than private company compliance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers and will make securing directors’ and officers’ liability insurance more expensive.

If we are unable to successfully improve internal controls, or detect weaknesses or errors in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected as well as our ability to attract investors in our stock.

We have implemented and continue to adopt and implement measures to improve our internal controls. We are also in the process of developing procedures for our newly-acquired companies as well. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. In the past we have experienced deficiencies in internal controls, and while the amounts of revenue involved were not material and we believe we have remediated the deficiency, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we are not required at this time to include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The absence of such report could impair our ability to detect weaknesses or errors in our financial reporting. If we fail to maintain effective and appropriate internal controls over financial reporting processes or modify them as necessary to maintain such controls, investors could lose confidence in the accuracy and completeness of our financial reports. If we fail to properly manage internal operational controls across our businesses and our websites, confidence in our business and results of operations may suffer and the price of our common stock may decline. If the reliability of our internal control over financial reporting is in question, the price of our common stock may decline or be otherwise adversely affected. Such doubts about the efficacy of internal controls could also impair our ability to attract new investors and may adversely affect our ability to continue our growth and meet our forecasts.

If our management of audits and internal controls is not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information or significantly increased costs in rectifying such issues, which could lead to a decline in our stock price.

We operate numerous acquired businesses in the process of integration and many currently operate on general ledgers of accounts through disbursed finance groups located at our plant operation locations. Such management of the general ledgers requires the increased review and vigilance of our corporate finance team and attaches increased costs to our annual audit process given the size and complexity of our business. To date we have not discovered any materials weaknesses in our internal controls of the geographically diverse operations but it is possible that we may discover material weaknesses in our internal control over financial reporting in the future. We have incurred and will continue to incur high annual audit costs to ensure our controls practices meet the standards required by our auditors. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information or cause us to incur material increase in the costs associated with our audits. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. Any dramatically increased costs could impact our results in operations and stock price could be materially adversely impacted.

Risks related to our industry

Uncertainties regarding the growth and sustained profitability of business-to-consumer e-commerce could adversely affect our revenues and business prospects and the trading price of our common stock.

The long term viability and prospects of e-commerce remain relatively uncertain. Our future operating results will depend on numerous industry-related factors, including:

•	the growth of personal computer, Internet and broadband usage and penetration, and the rate of any such growth;

•	the trust and confidence level of consumers in online shopping, as well as changes in consumer demographics and consumers’ tastes and preferences;

•	concerns about buying customized and personalized products without face-to-face interaction with sales personnel;

•	our ability to provide high-quality customization capabilities and printing output, including design tools, resolution quality, color and sizing accuracy of images;

•	the selection, price and popularity of products that we and our competitors offer on websites;

•	whether alternative retail channels or business models that better address the needs of consumers emerge;

•	the impact of new technology platforms for Internet access, such as mobile, and methods of marketing, such as social media;

•	the development of fulfillment, payment and other ancillary services associated with online purchases; and

•	general economic conditions, particularly economic conditions affecting discretionary consumer spending.

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

If use of the Internet, particularly with respect to e-commerce, decreases or does not increase, our business and results of operations will be harmed.

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

United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to affiliate marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. In addition, Congress is considering a bill introduced in July 2011 called the Main Street Fairness Act, which would authorize states to use the Streamlined Sales and Use Tax Agreement to require remote retailers to collect and remit sales taxes in those states. Other bills were introduced thereafter, including The Marketplace Equity Act and The Marketplace Fairness Act, which covered similar subject matters. The bill did not pass in the election year cycle of 2012, but the bill was successfully reintroduced in 2013. The bill was passed by the U.S. Senate in May 2013, however it has since stalled in the House and committee and no further action was taken by the 113th Congress. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business as it grows.

We also make payments to our users where they upload content and license to us for the creation of online products and/or storefronts. We believe it is our content owners’ obligation to pay taxes on their percentage of proceeds from such sales from sales. In the U.S., we issue appropriate tax forms disclaiming the withholding on taxes on such sales. U.S. law remains unsettled on taxation of sales made in the U.S. for which we may owe payments to licensors who reside outside the U.S, and we are continuing to evaluate potential withholding obligations in connection with those sales. While we have had no taxing authority inquiries on such on the application position withholding taxes there is no guarantee that such procedures will be appropriate to disclaim taxable nexus in every state and foreign country in the future and we continually review such positions on a regular basis for recent developments. Such withholding infrastructure may be costly to build and maintain.

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

For example, from March 29, 2012 through December 31, 2013, our stock price has fluctuated from a high of $22.69 to a low of $4.91 on November 9, 2012. As of December 31, 2013, our stock price closed at $6.33.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements afforded to such companies, including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or are operating.

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

In addition to the effect that the concentration of ownership by our officers, directors and significant stockholders may have as noted above, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change of control. These provisions may discourage, delay or prevent a change in our ownership or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions as set forth in our amended and restated certificate of incorporation or amended and restated bylaws include:

•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	advance notice is required of stockholders to nominate candidates to serve on our board of directors or to propose matters that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited;

•	special meetings of the stockholders will be permitted to be called only by a majority of our board of directors, the chairman of our board of directors or our chief executive officer;

•	stockholders will not be permitted to cumulate their votes for the election of directors;

•	newly created directorships resulting from an increase in the authorized number of directors or vacancies on our board of directors will be filled only by majority vote of the remaining directors, even though less than a quorum is then in office, or by a sole remaining director;

•	the requirement that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain derivative and other actions;

•	our board of directors is expressly authorized to modify, alter or repeal our amended and restated bylaws; and

•	stockholders will be permitted to amend our amended and restated bylaws only upon receiving at least two- thirds of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Facilities

As of December 31, 2013, our properties consisted of the following locations:

Principal use	Location	Square footage	Lease expiration
Corporate Offices	San Mateo, California	21,441	March 31, 2018
Corporate Offices and Production Facilities	Louisville, Kentucky	331,165	July 31, 2017
Offices and Production Facilities	Norcross, Georgia	69,942	March 31,2016
Production Facilities	Norcross, Georgia	14,014	January 31, 2014
Offices and Production Facilities	Raleigh, North Carolina	55,000	December 31, 2015
Production Facilities	Cheshire, Connecticut	12,000	March 31, 2027

We believe that current facilities are sufficient to meet our needs for the foreseeable future and should additional space be needed, such space can be leased on commercially reasonable terms to accommodate any future growth. We did not, nor did we plan to, renew the lease portion of the Norcross location that expired in January.

ITEM 3.	Legal Proceedings

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, certain of our directors, our chief executive officer, our chief financial officer and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013 a similar compliant making substantially identical allegations and captioned Jinnah v. CafePress Inc., et al. CIV-522976 was filed in the same court against the same defendants.

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

Market for our common equity

After the pricing of our initial public offering on March 29, 2012, our common stock has traded on the NASDAQ Global Select Market under the symbol “PRSS.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated:

Fiscal Year 2012	High	Low
First Quarter (beginning on March 29, 2012)	$22.69	$18.90
Second Quarter	$19.39	$12.12
Third Quarter	$15.21	$7.68
Fourth Quarter	$9.16	$4.44

Fiscal Year 2013	High	Low
First Quarter	$7.31	$5.53
Second Quarter	$6.81	$5.63
Third Quarter	$7.27	$5.72
Fourth Quarter	$6.78	$5.57

On March 26, 2014, the last sale price for our common stock on NASDAQ was $5.93 per share.

Stockholders

As of March 24, 2014, according to the records of our transfer agent, there were approximately 150 registered holders of our Common Stock excluding stockholders whose shares were held in nominee or street name by brokers.

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

Stock performance graph

We have presented below the cumulative total return to our stockholders during the period from March 29, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2013 in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and assume reinvestment of dividends.

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

Use of proceeds from our IPO

On March 28, 2012, our registration statement on Form S-1 (File No. 333-174829) was declared effective by the SEC for our initial public offering whereby we, together with our selling stockholders, sold an aggregate of 4,500,000 shares of our common stock at a price to the public of $19.00 per share.

There has been no material change in the use of the proceeds from our initial public offering from what is described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated statements of operations data:
Net revenues	$245,856	$217,786	$175,482	$127,930	$103,493
Cost of net revenues(1)	152,352	128,599	100,191	72,447	57,688

Gross profit	93,504	89,187	75,291	55,483	45,805
Operating expenses:
Sales and marketing(1)	63,736	53,978	40,809	26,484	17,711
Technology and development(1)	20,874	14,921	12,768	14,305	13,152
General and administrative(1)	17,720	16,809	13,573	9,593	9,322
Acquisition-related costs	(1,668)	3,424	2,696	794	—

Total operating expenses	100,662	89,132	69,846	51,176	40,185

(Loss) income from operations	(7,158)	55	5,445	4,307	5,620
Interest income	40	76	56	116	220
Interest expense	(204)	(202)	(194)	(215)	(253)
Other (expense) income, net	(6)	—	—	239	(3)

(Loss) income before income taxes	(7,328)	(71)	5,307	4,447	5,584
Provision for income taxes	6,173	11	1,701	1,724	2,255

Net (loss) income	$(13,501)	$(82)	$3,606	$2,723	$3,329

Net (loss) income per share of common stock(2):
Basic	$(0.79)	$(0.01)	$0.17	$0.11	$0.15

Diluted	$(0.79)	$(0.01)	$0.16	$0.10	$0.15

Shares used in computing net (loss) income per share of common stock(2):
Basic	17,143	15,021	8,798	8,308	8,065
Diluted	17,143	15,021	9,403	8,860	8,668

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of net revenues	$216	$238	$164	$152	$160
Sales and marketing	387	573	520	472	359
Technology and development	250	191	267	569	618
General and administrative	2,920	3,181	1,427	981	1,004

Total stock-based compensation expense	$3,773	$4,183	$2,378	$2,174	$2,141

(2)	Please see notes 2 and 11 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except key operating metrics) (unaudited)
Other financial and non-GAAP financial data:
Adjusted EBITDA(3)	$9,004	$17,603	$18,740	$14,550	$14,136
Capital expenditures	10,274	11,012	5,373	5,836	3,283
Key operating metrics:
Total number of orders(4)	6,786,001	4,881,974	3,545,305	2,655,264	2,157,835
Average order size(5)	$35	$45	$50	$48	$48
Average order size excluding EZ Prints (5)(6)	$51	$51	$50	$48	$48

(3)	Adjusted EBITDA is a non-GAAP financial measure that our management uses to assess our operating performance and it is a factor in the evaluation of the performance of our management in determining compensation. We define Adjusted EBITDA as net income less interest and other income (expense), provision for income taxes, depreciation and amortization, amortization of intangible assets, acquisition- related costs, stock-based compensation and impairment charges.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands) (unaudited)
Net income (loss)	$(13,501)	$(82)	$3,606	$2,723	$3,329
Non-GAAP adjustments:
Interest and other (income) expense	170	126	138	(140)	36
Provision for income taxes	6,173	11	1,701	1,724	2,255
Depreciation and amortization	9,081	6,294	5,836	6,364	6,013
Amortization of intangible assets	4,976	3,647	2,385	911	362
Acquisition-related costs	(1,668)	3,424	2,696	794	—
Stock-based compensation	3,773	4,183	2,378	2,174	2,141

Adjusted EBITDA	$9,004	$17,603	$18,740	$14,550	$14,136

(4)	Total number of orders represents the number of individual transactions that are shipped during the period. 2012 includes 722,744 orders from EZ Prints.

(5)	Average order size is calculated as billings for a given period divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period.
(6)	Represents average order size net of the EZ Prints acquired business.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$33,335	$31,198	$27,900	$19,276	$13,255
Short-term investments	3,475	9,403	8,437	10,033	12,974
Working capital	11,020	13,837	17,973	15,873	15,502
Total assets	141,440	157,532	88,982	72,056	52,388
Total indebtedness	2,613	3,707	3,174	3,020	3,326
Convertible preferred stock	—	—	22,811	22,811	22,811
Total stockholder’s equity	83,654	25,620	25,620	17,419	7,709

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products. We serve our customers and partners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com and through our e-commerce platform products and services. We have developed well-known brands with growing communities that, as of December 31, 2013, had more than 20 million members across all of our retail website properties. Our portfolio of websites enable partners, resellers and co-branded websites to design and customize products that individually target specific consumers, products and use cases. We also provide a robust platform of technology products and service offerings to allow our corporate customers to leverage our online services for their own consumer customers with little up-front investment and no inventory.

The majority of our net revenues are generated from sales of customized products through our e-commerce websites, associated partner websites or through storefronts hosted by CafePress. In addition, we generate revenues from fulfillment services, including print and production services provided to third parties. Customized products include user-designed products as well as products designed by our content owners.

An important driver for our growth is customer acquisition, primarily through online marketing efforts including paid and natural search, email, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. We are investing aggressively in customer acquisition and as a result, our sales and marketing expenses are our largest operating expense. Increases in our content library of user-generated and branded content also drive our growth. The expansion of product categories, as well as branded products, contributed to increases in our sales volume as consumers continue to desire custom products, individualized to their own interests and affiliations. To further expand our customer base outside the United States, we maintain localized websites in Australia, Canada, Germany, France, Spain and the United Kingdom. We are also reaching new customers through partnerships with large ecommerce and retail companies.

Our consumers and content owner customers are increasingly accessing e-commerce sites from their mobile devices. This shift to mobile site access presents challenges for us as we cope with shifting traffic patterns, and we have experienced lower conversion rates from traffic from mobile devices. We expect that this shift to mobile site access will continue for the foreseeable future.

Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays, with the largest sales volume in the fourth quarter of each calendar year. Our offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of this seasonality, our revenues in the first quarter of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future.

A key differentiator of our business model is our ability to cost effectively produce customized merchandise in small quantities on a when-ordered basis. We generally process and ship orders within three business days after a customer places an order and in many instances can process and ship an order within 24 hours from when the order is placed. We have invested substantial time and resources in establishing our production and fulfillment operations and, in 2013, our manufacturing costs increased to fund the consolidation of several of our operations into our flagship Louisville, KY plant.

As previously disclosed, our board of directors has authorized the review of various strategic alternatives to enhance value for our stockholders, and has retained Raymond James & Associates as our exclusive independent financial advisor to assist the board of directors in this review. No decision on any particular alternative has been reached at this time and there are no assurances as to whether any strategic alternative will be recommended by our board of directors or implemented and under what terms and conditions.

Also as previously disclosed, effective as of March 31, 2013, our Chief Financial Officer, Monica Johnson, will begin a transition from CafePress, and Garett Jackson will become interim Chief Financial Officer. Ms. Johnson will continue in consulting and advisory roles with us for the rest of 2014.

We monitor several key operating metrics including:

Three months ended	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Key operating metrics: (excluding EZ Prints)
Total number of orders	839,020	888,439	830,819	1,600,952	1,429,106	1,477,063	1,315,414	2,564,418
Average order size:
Excluding EZ Prints	$48	$52	$54	$50	$53	$52	$53	$48
Including EZ Prints	$48	$52	$54	$37	$35	$34	$38	$35

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

Basis of presentation

Net revenues

We generate revenues from online transactions through our portfolio of e-commerce websites and through our partner’s websites.

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

We have entered into arrangements with certain customers to provide fulfillment services under which we are not the primary obligor. These arrangements constituted a smaller component of our business. We consider that we are acting as an agent in such transactions. The net fees received on such transactions are recorded as revenues.

Cost of net revenues

Cost of net revenues includes materials, labor, royalties and fixed overhead costs related to our manufacturing facilities, as well as outbound shipping and handling costs. The cost of materials may vary based on revenues as well as the price we are able to negotiate when purchasing cotton or other such commodities. Shipping fluctuates with volume as well as the method of shipping chosen by the consumer and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is an hourly or a salary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses comprise fees we pay to our content owners for the use of their content on our products. Such fees vary based primarily on sales channel and volume. Certain sales transactions under our Create & Buy program do not incur royalties. Royalty-based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

Operating expenses

Operating expenses consist of sales and marketing, technology and development, general and administrative expenses and acquisition-related costs. Personnel-related expenses comprise a significant component of our operating expenses and consist of wages and related benefits, bonuses and stock-based compensation.

Sales and marketing

Sales and marketing expenses consist primarily of customer acquisition costs, personnel costs and costs related to customer support, order processing and other marketing activities. Customer acquisition, customer support and order processing expenses are variable and historically have represented the majority of our overall sales and marketing expenses.

Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, flash deal promotions through group-buying and social websites, display advertising and affiliate channels. We believe this expense is a key lever that we can use to drive growth and volume within our business as we adjust volumes to our target return on investment. We expect sales and marketing expense to increase in absolute dollars in the foreseeable future as we continue to invest in new customer acquisition.

Technology and development

Technology and development expenses consist of costs incurred for engineering, network operations, and information technology, including personnel expenses, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over the estimated useful lives ranging from two to three years. We expect technology and development expenses will continue to increase, but at a modest rate, in absolute dollars, as we continue to expand our network operations and personnel to support our anticipated future growth.

General and administrative

General and administrative expenses consist of personnel, professional services and facilities costs related to our executive, finance, human resources and legal functions. Professional services consist primarily of outside legal and accounting services. General and administrative expenses also include headcount and related costs for our fraudulent review organization as well as our content usage review organization. We expect general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and infrastructure and the costs associated with being a public company, such as costs associated with SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act of 2002, insurance, investor relations fees, legal fees and similar expenses.

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

We evaluate whether it is appropriate to record the gross amount of product sales and related costs as product revenues or the net amount earned as fulfillment revenues. Revenues are recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers, or have most of these indicators. When we are not the primary obligor and do not have most of these indicators, revenues will be recorded at the net amount received.

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

We account for flash deal promotions through group-buying and social websites as gift certificates. Deferred revenue is recorded at the time of the promotion based on the gross fee payable by the end customer as we are the primary obligor in the transaction. We defer the costs for the direct and incremental sales commission retained by group-buying websites and record the associated expense as a component of sales and marketing expense at the time revenue is recognized. Revenue is recognized on redemption of the offer and delivery of the product to our customers.

We run internally managed promotions upon redemption of flash promotions, in which customers can purchase a voucher redeemable for a specified product at a promotional price. This program is accounted for as gift certificates. Deferred revenue is recorded at the time the voucher is purchased and revenue is recognized on redemption and delivery of the product to the customers.

We recognize gift certificate breakage from flash promotions, our internally managed voucher promotions, and gift certificate sales as a component of revenues. We monitor historical breakage experience and when sufficient history of redemption exists, we record breakage revenue in proportion to actual gift certificate redemptions. When we conclude that insufficient history of redemption and breakage experience exists, breakage revenue is recognized upon expiration of the flash deal promotion or in the period we consider the obligation for future performance related to such breakage to be remote. Changes in customers’ behavior could impact the amounts that are ultimately redeemed and could affect the breakage recognized as a component of revenues.

We recognized breakage revenue for flash promotions of $4.4 million, $5.6 million and $2.6 million and the associated direct sales commission of $1.5 million, $1.9 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. This increased operating income by $2.9 million, $3.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We recognized breakage revenue, and thus increased operating income by the same amount as there are no associated deferred costs for our internally managed voucher promotions and gift certificate programs of $0.2 million, $0.7 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The company determines its reporting units for goodwill impairment testing by identifying those components at, or one level below, its operating segments that (1) constitute a business, (2) have discrete financial information available, and (3) are regularly reviewed by segment management.

As of the date of our annual goodwill impairment test in 2012, we had two reporting units: Art and CafePress Consumer. During the first quarter of 2013, we underwent an organizational restructuring which resulted in different product line, website, and functional management and reporting. As a result of this reorganization, we re-assessed our operating segments and reporting units and concluded that we had one operating segment and one reporting unit as of the first quarter of 2013.

In performing the Company’s quantitative impairment tests, the Company determines the fair value of its reporting units through a combination of the income and market approaches. Under the income approach, the Company estimates fair value based on a discounted cash flow model using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. Under the market approach, the Company estimates the fair value of its overall business based on comparable market multiples and with consideration of its current market capitalization. Based on its annual impairment analyses performed in the third quarter of 2013 and 2012, none of its reporting units were at risk of failing step one of the quantitative goodwill impairment assessment and therefore no impairment was recorded. In addition, we performed a qualitative and quantitative assessment of our goodwill balances as of the date of our reorganization, which considered the relative performance of our previous reporting units through the date of the reorganization. As of the third quarter of 2012, the market value of all of our reporting units exceeded their carrying amounts by at least 200 percent. Prior to the date of our reorganization, we considered the impact of our then-current stock price and the acquisition of EZ Prints, and concluded that the market value of all of our reporting units exceeded their carrying amounts by at least sixteen percent. As of the third quarter of 2013, the market value of our reporting unit exceeded its carrying amount by 21 percent. Based on this impairment analysis, we concluded that none of the Company’s reporting units were at risk of failing step one of the quantitative goodwill impairment assessment and therefore no impairment was recorded.

Our stock price did not change significantly between the date of our annual 2013 impairment analysis and December 31, 2013. However, subsequent to our fourth quarter earnings release, our stock price decreased by more than ten percent. Based on our impairment test performed during the third quarter of 2013, we had sufficient excess of market capitalization over book value to absorb a decline of this magnitude. In addition, we believe that our multiples and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. As a result, we do not believe that it was more likely than not that the fair value of our reporting unit was less than its book value as of December 31, 2013, and therefore our reporting unit would not be at risk of failing step one of a quantitative goodwill impairment assessment as of that date.

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

Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. Changes in these estimates and assumptions, as well as a decline in our stock price for a sustained period, or a change in reporting units from any further reorganizations, could materially affect the determination of reporting units or fair value for each reporting unit, which could trigger impairment in the future.

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

During the quarter ended December 31, 2013, we recorded a non-cash income tax provision of $8.9 million to establish a valuation allowance. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.

During the quarter ended December 31, 2013, we weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses and a revised forecast that projected future losses from operations in 2014, which we considered significant verifiable negative evidence. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Results of operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Year ended December 31,
	2013	2012	2011
Net revenues	100%	100%	100%
Cost of net revenues	62	59	57
Gross profit	38	41	43
Operating expenses:
Sales and marketing	26	25	23
Technology and development	9	7	7
General and administrative	7	8	8
Acquisition-related costs	(1)	2	2

Total operating expenses	41	41	40

(Loss) income from operations	(3)	0	3
Interest income	0	0	0
Interest expense	0	0	0
Other (expense) income, net	0	0	0

(Loss) income before income taxes	(3)	0	3
Provision for income taxes	2	0	1

Net (loss) income	(5)%	0%	2%

Effective tax rate	(84.2)%	(15.5)%	32.1%

Comparison of the years ended December 31, 2013 and December 31, 2012

The following table presents our statements of operations for the periods indicated:

	Year ended December 31,
	2013	2012	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$245,856	$217,786	$28,070	13%
Cost of net revenues	152,352	128,599	23,753	18

Gross profit	93,504	89,187	4,317	5

Operating expenses:
Sales and marketing	63,736	53,978	9,758	18
Technology and development	20,874	14,921	5,953	40
General and administrative	17,720	16,809	911	5
Acquisition-related costs	(1,668)	3,424	(5,092)	(149)

Total operating expenses	100,662	89,132	11,530	13

Loss from operations	(7,158)	55	(7,213)	N.M.
Interest income	40	76	(36)	(47)
Interest expense	(204)	(202)	(2)	1

Other (expense) income, net	(6)	—	(6)	—

Loss before income taxes	(7,328)	(71)	(7,257)	N.M.
Provision for income taxes	6,173	11	6,162	56,018

Net Loss	$(13,501)	$(82)	$(13,419)	N.M. %

Net revenues

Net revenues increased $28.1 million, or 13%, in 2013 compared to 2012. The increase in net revenues is primarily due to an increase in orders. The increase in order volume was driven by expansion in our art and groups products, as well as growth in our partner business which includes sales of the EZ Prints products. In addition, international revenue increased by 14% and contributed $3.1 million of net revenue growth. The growth in our international revenue was driven by increased order volume as well as an expansion of available products. Our revenue growth rates have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $23.8 million, or 18%, in 2013 compared to 2012. As a percentage of net revenues, cost of net revenues was 62% in 2013, compared to 59% in 2012. Within cost of net revenues, materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 3.9 percentage points due to changes in the product mix, increased promotional offerings designed to attract new customers, plant consolidation expenses, as well as the impact of the B2B portion of the EZ Prints product offering which has lower gross margins. These increases were partially offset by a 1.0 percentage point decline, as a percentage of net revenues, in royalty payments due to an increase in sales of products with lower royalty rates and changes in the royalty rate structure.

Sales and marketing

Sales and marketing expenses increased $9.8 million, or 18%, in 2013 compared to 2012. Sales and marketing expenses were 26% of net revenues in 2013 compared to 25% in 2012. The increase in sales and marketing expenses was primarily due to higher variable customer acquisition expenses, including an increase of $7.0 million in advertising expenses related primarily to paid search campaigns and online display. We expect our customer acquisition costs on an annual basis to continue at similar rates, as a percentage of revenue, for the foreseeable future. In addition, due to our acquisitions in 2012, payroll and related costs increased $2.2 million and amortization of intangible assets increased by $0.4 million as compared to 2012.

Technology and development

Technology and development expenses increased $6.0 million, or 40%, in 2013 compared to 2012. Technology and development expenses were 9% of net revenues in 2013 compared to 7% in 2012. The increase in absolute dollars is primarily due to a $2.5 million increase in depreciation, hosting services, and costs to support our websites due to the growth in our business and costs associated with the transition to our newest co-location facility in Louisville, KY. In addition, payroll and related costs increased $1.7 million and amortization of intangible assets increased by $1.7 million related primarily to our recent acquisitions in 2012.

General and administrative

General and administrative expenses increased $0.9 million, or 5%, in 2013 compared to 2012. General and administrative expenses were 7% of net revenues in 2013 compared to 8% in 2012. The increase in absolute dollars was primarily due to a $1.1 million increase in professional services fees consisting of a $0.7 million increase in legal fees and $0.4 million related to costs associated with being a public company. In addition, personnel-related costs increased $0.5 million due to additional employees and contractors to support the growth in our business. This was offset by a $0.3 million decrease in stock compensation expense. We expect legal expenses to increase by a similar amount in 2014.

Acquisition-related costs

Acquisition-related costs were $(1.7) million in 2013, a decrease of $5.1 million from $3.4 million in 2012. This expense consists of the accrual of acquisition related performance-based compensation payments related to our acquisitions, changes in the estimated fair value of contingent considerations and third party acquisition-related costs. The decrease in acquisition-related costs is primarily related to the decrease in the fair value of contingent earn-out consideration during the year and to a lesser extent, the reduction in legal and professional fees incurred in our acquisition activity.

Provision for income taxes

The provision for income tax was $6.2 million in 2013 compared to $11,000 in 2012. Our effective tax rate was (84.2%) and (15.5%) in 2013 and 2012, respectively. During the year ended December 31, 2013, we recorded a non-cash income tax provision of $8.9 million to establish a valuation allowance. We weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses and a revised forecast that projected future losses from operations in 2014, which we considered significant verifiable negative evidence. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Comparison of the years ended December 31, 2012 and December 31, 2011

The following table presents our statements of operations for the periods indicated:

	Year ended December 31,
	2012	2011	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$217,786	$175,482	$42,304	24%
Cost of net revenues	128,599	100,191	28,408	28

Gross profit	89,187	75,291	13,896	18

Operating expenses:
Sales and marketing	53,978	40,809	13,169	32
Technology and development	14,921	12,768	2,153	17
General and administrative	16,809	13,573	3,236	24
Acquisition-related costs	3,424	2,696	728	27

Total operating expenses	89,132	69,846	19,286	28

Loss from operations	55	5,445	(5,390)	(99)
Interest income	76	56	20	36
Interest expense	(202)	(194)	(8)	4

Income (loss) before income taxes	(71)	5,307	(5,378)	(101)
Provision for income taxes	11	1,701	(1,690)	(99)

Net income (loss)	$(82)	$3,606	$(3,688)	(102%)

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

Cost of net revenues

Cost of net revenues increased $28.4 million, or 28%, in 2012 compared to 2011. As a percentage of net revenues, cost of net revenues was 59% in 2012, compared to 57% in 2011. Within cost of net revenues, materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by 3.1 percentage points due to changes in the product mix, increased promotional offerings designed to attract new customers, plant consolidation expenses, as well as the impact of the B2B portion of the EZ Prints product offerings which lower gross margins. These increases were partially offset by a 1.1 percentage point decline in royalty payments due to an increase in sales of products with lower royalty rates.

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

General and administrative

General and administrative expenses increased $3.2 million, or 24%, in 2012 compared to 2011. General and administrative expenses were 8% of net revenues in 2012 which is consistent with 2011. The increase in absolute dollars is primarily due to a $1.8 million increase in stock-based compensation expense, $0.8 million increase of personnel-related costs due to additional employees and contractors to support the growth in our business and to a lesser extent, costs associated with being a public company.

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

Liquidity and capital resources

As of December 31, 2013, we had cash, cash equivalents, and short term investments totaling $36.8 million. In connection with our initial public offering, or IPO, that closed on April 3, 2012 we received cash proceeds of $41.8 million, net of underwriters’ discounts and commissions and expenses paid by us.

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

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$9,717	$10,110	$16,924
Net cash used in investing activities	$(4,006)	$(47,295)	$(8,027)
Net cash (used in) provided by financing activities	$(3,574)	$40,483	$(273)

Cash flows from operating activities

Our primary source of cash from operating activities is cash collections from our customers and partners. The substantial majority of our net revenues are generated from credit card transactions and credit card accounts receivable and are typically settled within one and five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter and cash flows in the first six to nine months have generally been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business. We expect that cash provided by operating activities may fluctuate in future periods due to a number of factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.

In 2013, $7.6 million in net income adjusted for non-cash items and a $2.1 million change in working capital items resulted in net cash provided by operations of $9.7 million. Non-cash items, which totaled $21.1 million, included depreciation and amortization of $9.1 million, amortization of intangible assets of $5.0 million, stock-based compensation of $3.8 million and a $7.8 million increase in the deferred tax valuation allowance, offset by a change in the fair value of contingent consideration of $4.5 million. Working capital decreased primarily due to the increase in accounts payable related to the timing of payments for raw material purchases.

In 2012, net cash provided by operations was $10.1 million. Net income adjusted for non-cash items totaling $12.3 million was offset by a $2.1 million change in assets and liabilities. Non-cash items included depreciation and amortization of $6.3 million, amortization of intangible assets of $3.6 million and stock-based compensation of $4.2 million offset by deferred income tax of $1.7 million. Our assets increased more than our liabilities primarily due to the increase in accounts receivable related to timing of flash sales deals, increase in inventory due to introductions of new products and increase of prepaid expenses and other assets due to timing of purchases.

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

Cash flows from investing activities

In 2013, net cash used in investing activities was $4.0 million, consisting primarily of $6.3 million in capital expenditures related to the purchase of property and equipment and the capitalization of $4.0 million of software and website development costs, offset by $5.9 million in maturing short term investments, net of purchases.

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

Cash flows from financing activities

In 2013, net cash used by financing activities was $3.6 million, primarily due to $2.5 million cash paid in connection with settlement of contingent consideration, and $1.4 million in payments on short term borrowings and capital lease obligations, offset by net borrowings under insurance financing of $0.3 million

In 2012, net cash provided by financing activities was $40.5 million, primarily due to the net proceeds received for our initial public offering which closed on April 3, 2012 partially offset by $1.3 million cash paid in connection with settlement of contingent consideration.

In 2011, net cash used in financing activities was $0.3 million, primarily due to payments of $2.2 million for costs related to the pending initial public offering and payments on our capital lease obligations of $0.4 million, partially offset by $1.9 million received from the exercise of stock options and the related excess tax benefits of $0.5 million.

Non-GAAP financial measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles, or Non-GAAP, financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) less interest and other income (expense), provision for (benefit from) income taxes, depreciation and amortization, amortization of intangible assets, acquisition- related costs, stock-based compensation and impairment charges.

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

	Year Ended December 31,
	2013	2012	2011
Net revenues	$245,856	$217,786	$175,482
Non-GAAP Adjusted EBITDA	$9,004	$17,603	$18,740
% of net revenues	4%	8%	11%

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(13,501)	$(82)	$3,606
Non-GAAP adjustments:
Interest and other (income) expense	170	126	138
Provision for income taxes	6,173	11	1,701
Depreciation and amortization	9,081	6,294	5,836
Amortization of intangible assets	4,976	3,647	2,385
Acquisition-related costs	(1,668)	3,424	2,696
Stock-based compensation	3,773	4,183	2,378

Adjusted EBITDA	$9,004	$17,603	$18,740

Related party transactions

In connection with the acquisition of Logo’d Softwear, Inc., we entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller was an employee of ours through May, 2013, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027. As of December 31, 2013, we were obligated to pay a total of $1.4 million in facility rent under the lease agreement, such amount which we believe to be consistent with local market rates. At any time after July 31, 2013, we have the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

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

The following table summarizes our contractual obligations:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations	$728	$1,558	$555	$138
Operating lease obligations	1,902	2,888	1,328	910
Purchase obligations	1,699	—	—	—

	$4,329	$4,446	$1,883	$1,048

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

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely- than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. The amendment becomes effective for annual and interim goodwill impairment tests performed for the year ended December 31, 2012. We adopted the provisions of this amendment for the goodwill impairment test that was performed in the third quarter of 2012. The adoption of this amendment did not have a material impact on the consolidated financial statements.

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $36.8 million and $40.6 million as of December 31, 2013 and December 31, 2012, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CafePress Inc. and its subsidiary at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 31, 2014

CAFEPRESS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,335	$31,198
Short-term investments	3,475	9,403
Accounts receivable	8,310	10,390
Inventory	9,493	9,765
Deferred tax assets	—	2,794
Deferred costs	2,721	3,756
Prepaid expenses and other current assets	6,862	4,844

Total current assets	64,196	72,150
Property and equipment, net	21,964	19,892
Goodwill	39,448	40,231
Intangible assets, net	15,003	19,979
Deferred tax assets	—	4,417
Other assets	829	863

TOTAL ASSETS	$141,440	$157,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,073	$15,088
Partner commissions payable	5,210	7,451
Accrued royalties payable	6,728	6,724
Accrued liabilities	12,541	17,761
Income tax payable	—	765
Deferred revenue	5,045	9,099
Short-term borrowings	—	894
Capital lease obligation, current	579	531

Total current liabilities	53,176	58,313
Capital lease obligation, non-current	2,034	2,282
Other long-term liabilities	2,576	3,628

TOTAL LIABILITIES	57,786	64,223
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2013 and 2012; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 shares authorized and 17,173 and 17,114 shares issued and outstanding as of December 31, 2013 and 2012, respectively	2	2
Additional paid-in capital	97,736	93,890
Accumulated deficit	(14,084)	(583)

TOTAL STOCKHOLDERS’ EQUITY	83,654	93,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,440	$157,532

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$245,856	$217,786	$175,482
Cost of net revenues	152,352	128,599	100,191

Gross profit	93,504	89,187	75,291

Operating expenses:
Sales and marketing	63,736	53,978	40,809
Technology and development	20,874	14,921	12,768
General and administrative	17,720	16,809	13,573
Acquisition-related costs	(1,668)	3,424	2,696

Total operating expenses	100,662	89,132	69,846

Income from operations	(7,158)	55	5,445
Interest income	40	76	56
Interest expense	(204)	(202)	(194)
Other (expense) income, net	(6)	—	—

(Loss) income before provision for income taxes	(7,328)	(71)	5,307
Provision for income taxes	6,173	11	1,701

Net (loss) income	$(13,501)	$(82)	$3,606

Net (loss) income per share of common stock:
Basic	$(0.79)	$(0.01)	$0.17

Diluted	$(0.79)	$(0.01)	$0.16

Shares used in computing net (loss) income per share of common stock:
Basic	17,143	15,021	8,798

Diluted	17,143	15,021	9,403

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ equity
Balance as of December 31, 2010	5,535	$22,811	8,608	$1	$21,525	$(4,107)	$17,419
Issuance of common stock upon exercise of stock options	—	—	335	—	1,878	—	1,878
Stock-based compensation expense	—	—	—	—	2,448	—	2,448
Tax benefit from stock-based compensation	—	—	—	—	269	—	269
Net income	—	—	—	—	—	3,606	3,606

Balance as of December 31, 2011	5,535	22,811	8,943	1	26,120	(501)	25,620
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	91	—	298	—	298
Issuance of common stock for acquisition activity	—	—	45	—	830	—	830
Issuance of common stock upon initial public offering	—	—	2,500	—	39,589	—	39,589
Conversion of preferred stock to common stock upon initial public offering	(5,535)	(22,811)	5,535	1	22,810	—	22,811
Stock-based compensation expense	—	—	—	—	4,271	—	4,271
Tax benefit (short-fall) from stock-based compensation	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(82)	(82)

Balance as of December 31, 2012	—	—	17,114	2	93,890	(583)	93,309
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	59	—	60	—	60
Issuance of common stock for acquisition activity	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,855	—	3,855
Tax benefit (short-fall) from stock-based compensation	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	(13,501)	(13,501)

Balance as of December 31, 2013	—	$—	17,173	$2	$97,736	$(14,084)	$83,654

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(13,501)	$(82)	$3,606
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,081	6,294	5,836
Amortization of intangible assets	4,976	3,647	2,385
Gain on disposal of fixed assets	(160)	(75)	(175)
Stock-based compensation	3,773	4,183	2,378
Change in fair value of contingent consideration liability	(4,490)	100	137
Deferred income taxes	7,993	(1,704)	(972)
Tax (short-fall) benefit from stock-based compensation	(69)	(28)	269
Excess tax benefits from stock-based compensation	—	(142)	(472)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,080	(6,057)	1,319
Inventory	272	(2,136)	(2,079)
Prepaid expenses and other current assets	(1,153)	(3,140)	140
Other assets	34	(172)	(336)
Accounts payable	7,930	3,351	371
Partner commissions payable	(2,241)	1,709	—
Accrued royalties payable	4	270	892
Accrued and other liabilities	7	2,863	2,159
Income taxes payable	(765)	(774)	18
Deferred revenue	(4,054)	2,003	1,448

Net cash provided by operating activities	9,717	10,110	16,924

Cash Flows from Investing Activities
Purchase of short-term investments	(3,475)	(9,403)	(8,652)
Proceeds from maturities of short-term investments	9,403	8,437	10,248
Purchase of property and equipment	(6,279)	(8,039)	(3,440)
Capitalization of software and website development costs	(3,995)	(2,973)	(1,933)
Proceeds from disposal of fixed assets	170	94	235
Decrease (increase) in restricted cash	170	255	(500)
Acquisitions of businesses, net of cash acquired	—	(35,666)	(3,985)

Net cash used in investing activities	(4,006)	(47,295)	(8,027)

Cash Flows from Financing Activities:
Payments of short-term borrowings	(894)	—	—
Principal payments on capital lease obligations	(545)	(477)	(441)
Borrowings under insurance financing	940	—	—
Payments under insurance financing	(684)	—	—
Payments for deferred offering costs	—	—	(2,182)
Proceeds from exercise of common stock options	60	298	1,878
Proceeds from sale of common stock in initial public offering, net	—	41,770	—
Excess tax benefits from stock-based compensation	—	142	472
Payment of contingent consideration	(2,451)	(1,250)	—

Net cash (used in) provided by financing activities	(3,574)	40,483	(273)

Net increase in cash and cash equivalents	2,137	3,298	8,624
Cash and cash equivalents—beginning of period	31,198	27,900	19,276

Cash and cash equivalents—end of period	$33,335	$31,198	$27,900

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$178	$201	$194
Income taxes paid during the period	997	2,517	2,384
Non-cash Investing and Financing Activities:
Property and equipment acquired under capital leases	345	$116	$529
Property and equipment acquired under rent agreement	321	—	—
Conversion of preferred stock to common stock	—	22,811	—
Common stock issued for acquisitions	—	830	—
Accrued purchases of property and equipment	173	32	408
Deferred offering costs not yet paid	—	—	367
Contingent consideration recorded in connection with business acquisitions	—	7,111	2,784

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

The Company serves its customers and partners, including consumers and content owners, through its portfolio of e-commerce websites and service offerings, including our flagship website, CafePress.com and through our e-commerce platform products and services. The Company’s consumers include millions of individuals, groups, businesses and organizations who leverage its innovative and proprietary print-on-demand services to express personal and shared interests, beliefs and affiliations by customizing a wide variety of products. These products include apparel, drinkware, accessories, wall art, home accents and stationery. The Company’s content owner customers include individual designers and branded content licensors who leverage its e-commerce websites and platforms to reach a mass consumer base and share and monetize their content in a variety of ways.

Content owner customers, or content owners, include individuals or groups who upload or design images for their own purchase or for sale to others, or corporate clients who provide content to support the sale of branded merchandise. These products can be sold through storefronts hosted by CafePress. Content owners may also sell products through the retail marketplace found on the Company’s portfolio of e-commerce websites.

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

Concentration of credit risk and other risks and uncertainties

The Company’s cash, cash equivalents and short-term investments are deposited with financial institutions and money market funds in the United States. At times, such deposits may be in excess of the amount of insurance provided on such deposits. The Company has not experienced any losses on its cash, cash equivalents or short- term investments.

The Company’s products and services are concentrated in the e-commerce industry, which is highly competitive and rapidly changing.

The Company’s net revenues are settled primarily through credit cards, and to a lesser extent, amounts invoiced to group-buying service providers and fulfillment services customers. For all periods presented, the substantial majority of net revenues were settled through payments by credit card and for the years ended December 31, 2013, 2012 and 2011, no customer accounted for more than 10% of total net revenues. Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.

The Company’s accounts receivable are derived primarily from customers located in the United States and consist primarily of amounts due from partners and group-buying service providers. The Company performs an initial credit evaluation at the inception of a contract and regularly evaluates its ability to collect outstanding customer invoices. Two customers accounted for 24% (13% and 11%, respectively) of gross accounts receivable as of December 31, 2013. Two customers accounted for 43% (29% and 14%, respectively) of gross accounts receivable as of December 31, 2012.

The Company’s accounts payable are settled based on contractual payment terms with its suppliers. One supplier accounted for 10% of accounts payable as of December 31, 2013. One supplier accounted for 19% of accounts payable as of December 31, 2012.

The Company’s partner commissions payable are derived from B2B business and are settled based on contractual payment terms with its partners. As of December 31, 2013 and 2012, one partner accounted for 75% and 90% of partner commissions payable, respectively.

Inventory

Inventory is comprised primarily of raw materials and is stated at lower of cost or market using the first-in, first- out (“FIFO”) method. The cost of excess or obsolete inventory is written down to net realizable value when the Company determines inventories to be slow moving, obsolete or excess, or where the selling price of the product is insufficient to cover product costs and selling expense. This evaluation takes into account expected demand, historical usage, product obsolescence and other factors. Recoveries of previously written down inventory are recognized only when the related inventory is sold and revenue has been recognized.

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

Internal use software and website development costs

The Company incurs costs associated with website development and for software developed or obtained for internal use. The Company expenses all costs that relate to the planning associated with website development and for the post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of two to three years. Costs associated with repair or maintenance are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized $4.1 million, $3.1 million and $2.0 million, respectively, of website development costs and software development costs related to software for internal use.

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

As of the date of the Company’s annual goodwill impairment test in 2012, the Company had two reporting units: Art and CafePress Consumer. During the first quarter of 2013, the company underwent an organizational restructuring which resulted in different product line, website, and functional management and reporting. As a result of this reorganization, the Company re-assessed its operating segments and reporting units and concluded that it had one operating segment and one reporting unit as of the first quarter of 2013.

In performing the Company’s quantitative impairment tests, the Company determines the fair value of its reporting units through a combination of the income and market approaches. Under the income approach, the Company estimates fair value based on a discounted cash flow model using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. Under the market approach, the Company estimates fair value of its overall business based on its current market capitalization. Based on its annual impairment analyses performed in the third quarter of 2013 and 2012, neither of its reporting units were at risk of failing step one of the quantitative goodwill impairment assessment and therefore no impairment was recorded. In addition, the Company performed a qualitative and quantitative assessment of its goodwill balances as of the date of its reorganization, which considered the relative performance of its previous reporting units through the date of the reorganization. Based on this impairment analysis, the Company concluded that neither of the Company’s reporting units were at risk of failing step one of the quantitative goodwill impairment assessment and therefore no impairment was recorded.

Impairment of long-lived assets and intangible assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews long- lived assets and intangible assets for impairment at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. For all periods presented, no assets were tested for impairment at the consolidated entity level and impairment assessments were performed at the reporting unit or at a lower-level asset group level. Recoverability is measured by comparison of the carrying amount of the future net cash flows which the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There were no impairment charges in 2013, 2012 or 2011.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company records an asset for the right to use the content on its merchandise because it represents a probable future economic benefit. When significant performance remains with the licensor, the Company records prepaid royalty payments as an asset when actually paid. The Company recorded royalty assets of $1.6 million and $0.8 million as of December 31, 2013 and 2012, respectively. The Company recorded a minimum guaranteed liability of $1.1 million and $0.6 million as of December 31, 2013 and 2012, respectively. The Company classifies accrued minimum royalty obligations as current liabilities to the extent they are contractually due within twelve months.

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

The Company recognized breakage revenue for flash deal promotions of $4.4 million, $5.6 million and $2.6 million and the associated direct sales commission of $1.5 million, $1.9 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. This increased operating income by $2.9 million, $3.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognized breakage revenue, and thus increased operating income by the same amount as there are no associated deferred costs for its internally managed voucher promotions and gift certificate programs of $0.2 million, $0.7 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and giftcards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to manufacturing facilities, as well as outbound shipping and handling costs, including those related to promotional free shipping and subsidized shipping and handling. Royalty payments to content owners for transactions where we act as principal and record revenues on a gross basis are included in cost of net revenues and accrued in the period revenue is recognized. Such royalty payments included in cost of net revenues were $15.6 million, $16.0 million and $14.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Advertising expense

The costs of producing advertisements are expensed at the time production occurs and the cost of communicating advertising is expensed in the period during which the advertising space is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is primarily on a pay-per-click basis. Advertising expenses totaled $31.0 million, $24.2 million and $15.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company has elected to use the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit for stock-based awards in additional paid- in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized.

Sales taxes

When sales and other taxes are billed, such amounts are recorded as accounts receivable with a corresponding increase to sales taxes payable. The balances are then removed from the balance sheet as cash is collected from the customer and is remitted to the tax authority.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Through December 31, 2013, the components of comprehensive income (loss) are not significant, individually or in the aggregate and therefore, no comprehensive income (loss) information has been presented.

Net income per share

Basic net income per share of common stock is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period. For the year ended December 31, 2011, net income available to common stockholders is calculated using the two class method as net income less the preferred stock dividend for the period less the amount of net income (if any) allocated to preferred based on weighted preferred stock outstanding during the period related to the total stock outstanding during the period.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. The Company adopted this standard in January 2012. For the years ended December 31, 2013 and 2012, the components of comprehensive income are not significant, individually or in the aggregate, and therefore, no comprehensive income information has been presented and the adoption did not have a material impact on the consolidated financial statements presentation.

In August 2011, the FASB amended its guidance for performance of goodwill impairment tests. The amendment provides an option to first assess qualitative factors to determine whether performing the current two-step impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-

than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required; otherwise no further testing will be required. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s year ended December 31, 2012. The Company adopted the provisions of this amendment for the goodwill impairment tests that were performed in the third quarters of 2013 and 2012. The adoption of this amendment did not have a material impact on the consolidated financial statements.

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

Out of period adjustment

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

3. Investments and Fair Value of Financial Instruments

The components of the Company’s cash, cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$11,753	$—	$—	$11,753
Money market funds	21,582	—	—	21,582

Total cash and cash equivalents	$33,335	$—	$—	$33,335

Short term investments:
Certificates of deposit, 90 days or greater	3,475	—	—	3,475

Total cash and cash equivalents and short term investments	$36,810	$—	$—	$36,810

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$16,604	$—	$—	$16,604
Money market funds	14,594	—	—	14,594

Total cash and cash equivalents	$31,198	$—	$—	$31,198

Short term investments:
Certificates of deposit, 90 days or greater	9,403	—	—	9,403

Total cash and cash equivalents and short term investments	$40,601	$—	$—	$40,601

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	December 31, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$21,582	$21,582	$—	$—

Total financial assets	$21,582	$21,582	$—	$—

Liabilities:
Acquisition related contingent consideration	$1,941	$—	$—	$1,941

Total financial liabilities	$1,941	$—	$—	$1,941

	December 31, 2012
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$14,594	$14,594	$—	$—

Total financial assets	$14,594	$14,594	$—	$—

Liabilities:
Acquisition related contingent consideration	$8,882	$—	$—	$8,882

Total financial liabilities	$8,882	$—	$—	$8,882

The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) of any other government agency.

The Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of December 31, 2013 and 2012, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting (see Note 6). The terms of the agreements relating to the acquisitions provide for contingent consideration that are accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $1.9 million and $8.9 million as of December 31, 2013 and December 31, 2012, respectively. This contingent liability has been reflected as a current liability of $1.1 million and a non-current liability of $0.8 million as of December 31, 2013 and as a current liability of $5.9 million and a non-current liability of $3.0 million as of December 31, 2012. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to the consolidated statements of operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012
Fair value—beginning of period	$8,882	$2,921
Fair value of contingent consideration issued during the period	—	7,111
Contingent consideration paid during the period	(2,451)	(1,250)
Change in fair value	(4,490)	100

Fair value—end of period	$1,941	$8,882

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statements of operations.

4. Balance Sheet Items

Property and equipment, net

Property and equipment, net are comprised of the following (in thousands):

	December 31,
	2013	2012
Building	$3,782	$3,782
Office furniture and computer equipment	14,232	13,697
Computer software	2,402	2,370
Internal use software and website development	14,846	9,336
Production equipment	22,535	21,598
Leasehold improvements	5,217	2,950

Total property and equipment	63,014	53,733
Less: accumulated depreciation and amortization	(41,050)	(33,841)

Property and equipment, net	$21,964	$19,892

Property and equipment acquired under capital leases are as follows (in thousands):

	December 31,
	2013	2012
Building	$3,782	$3,782
Less accumulated depreciation	(2,689)	(2,321)

Building, net	$1,143	$1,461

Production equipment	$1,288	$1,034
Less: accumulated depreciation	(537)	(466)

Production equipment, net	$751	$568

Depreciation and amortization expense was $9.1 million, $6.3 million and $5.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Depreciation expense for assets under capital leases included above was $0.5 million for the year ended December 31, 2013 and $0.4 million in each of the years ended December 31, 2012 and 2011.

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2013	2012
Contingent consideration, short-term portion	$1,127	$5,896
Payroll and employee related expense	2,696	3,672
Other accrued liabilities	2,859	2,361
Production costs	2,400	1,586
Professional services	557	1,427
Acquisition-related costs	42	1,094
Accrued advertising	337	897
Allowance for sales returns and chargebacks	931	453
Unclaimed royalty payments	995	281
Royalties-minimum guarantee	597	94

Accrued liabilities	$12,541	$17,761

Allowance for sales returns and chargebacks

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	December 31,
	2013	2012	2011
Allowance for sales returns and chargebacks:
Balance, beginning of period	$453	$455	$270
Add: provision	6,174	4,421	3,665
Less: deductions and other adjustments	(5,696)	(4,423)	(3,480)

Balance, end of period	$931	$453	$455

5. Intangible Assets

Intangible assets are composed of the following (in thousands):

	Amortization period	December 31, 2013			December 31, 2012
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$12,277	$(5,119)	$7,158	$12,447	$(2,265)	$10,182
Business relationships	5.5 years	7,817	(3,701)	4,116	7,817	(2,513)	5,304
Other intangible assets	6.4 years	6,979	(3,250)	3,729	6,979	(2,486)	4,493

Total		$27,073	$(12,070)	$15,003	$27,243	$(7,264)	$19,979

There were no indications of impairment during the years ended December 31, 2013, 2012 and 2011.

Amortization of intangible assets was $5.0 million, $3.6 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated amounts that will be amortized related to purchased intangibles are as follows as of December 31, 2013 (in thousands):

Year ending December 31:	Amortization of intangible assets
2014	$4,324
2015	4,140
2016	3,545
2017	1,282
2018	829
Thereafter	883

Total	$15,003

Goodwill

The Company performs its annual goodwill impairment test in the third quarter of each year. In 2013, 2012 and 2011, the Company performed its annual impairment assessment and no impairment of goodwill was identified.

The change in the carrying amount of goodwill is as follows (in thousands):

Carrying Amount
Balance at December 31, 2010, net of accumulated impairment charge of $3.1 million	$6,796
Acquisition of business—L&S Retail Ventures	4,280

Balance at December 31, 2011	11,076
Acquisition of business—Logo’d Softwear	6,128
Acquisition of business—EZ Prints	23,027

Balance at December 31, 2012	40,231

Goodwill adjustment (Note 2)	(783)

Balance at December 31, 2013	$39,448

As of December 31, 2013, $9.9 million of goodwill is expected to be deductible for tax purposes.

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

The merger agreement with EZ Prints provided for performance-based contingent consideration whereby the EZ Prints stockholders had contingent rights to receive up to $10.0 million based on achievement of certain performance targets for the acquired business over the twelve months following the closing of the Merger. To the extent that such performance targets were achieved, the first $2.7 million would be paid in either CafePress common stock or cash, at the election of the receiving EZ Prints stockholders, which election was made prior to the closing of the Merger with 6% of EZ Prints stockholders electing stock and 94% electing cash. Any remainder of the $10.0 million, if earned, above $2.7 million would be paid out solely in cash. The merger agreement provided that the value of each share of common stock to be issued as part of the earn-out consideration would be $9.24. If the performance targets were achieved in full, the Company would have issued approximately 876 shares of CafePress common stock with an aggregate value of $8,100 (based on the value of $9.24 per share) to three former stockholders of EZ Prints. Any remaining earn-out consideration would have been paid in cash.

In addition, the Company was required to pay up to an additional $1.0 million in earn-out payments to one of the former owners of EZ Prints based on achievement of certain performance targets over the twelve months following the closing of the merger. This earn-out payment was contingent on continued employment of the former owner. Accordingly, earn-out payments would be expensed as earned and classified as acquisition-related costs and included in accrued liabilities.

In August 2013, the Company entered into an amendment to the Merger Agreement, or the Amendment, pursuant to which the earn-out provision was revised such that the former stockholders of EZ Prints have contingent rights to receive a maximum earn-out consideration of up to $1.0 million based on achievement of revised performance targets of the acquired business for the period commencing September 1, 2013, and ending August 31, 2014. In connection with the Amendment, the Company agreed to an early release of the amounts held in the escrow account as well as certain other matters. The Company also entered into an amended earn-out bonus agreement with one of the former owners of EZ Prints revising his contingent right to receive up to $1.0 million down to $0.1 million.

As of December 31, 2013 and 2012, the fair value of the performance-based contingent consideration was $0.2 million and $3.5 million, respectively, and is included in accrued liabilities.

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

The terms of the purchase agreement for Logo’d Softwear provide for earn-out payments of up to $8.6 million. The sellers are eligible to receive up to $2.1 million maximum in cash payments per year payable after the end of Years 1-3 (based on a 12 month period from April 1 through March 31) based on specific revenue and operating income targets for such year. There is no employment condition needed to receive these performance-based contingent consideration payments. There is an aggregate maximum performance-based contingent consideration payment of $6.5 million for Years 1-3. As these performance-based contingent consideration payments are not subject to continued employment by the selling stockholders, the estimated fair value of the performance-based contingent consideration of $3.7 million, as of the date of the acquisition, was included as part of the purchase price allocation. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

Included in the maximum $8.6 million of performance-based contingent consideration payments, the agreement provided for performance-based compensation of up to $2.1 million in cash, payable after the end of the fourth earn-out period, based on specific revenue and operating income targets. This payment is contingent on the continued employment of the selling stockholder. Accordingly, this contingent payment is being expensed as earned from the date of acquisition as part of acquisition-related costs, based on the estimated probability of payout.

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

Finally, in the event employment of the selling stockholder is terminated for a reason other than cause prior to the expiration of the earn-out period, a termination payment equal to $1.1 million of the potential year 4 compensation payment of $2.1 million would accelerate and become due within 180 days. In such a scenario, the year 4 performance metrics would be removed.

The performance targets for the first year of the earn-out were met and, accordingly, the Company paid $2.1 million, and the first year of performance-based stock options vested during the second quarter of 2013. During the second quarter of 2013, the Company concluded that the probability of achieving the fourth year of the earn-out was zero and as a result, all previously accrued compensation expense was reversed as part of acquisition related costs.

During the fourth quarter of 2013, the Company adjusted the remaining earn-out liability to its fair value, resulting in income of $1.3 million which was included in acquisition related costs. As of December 31, 2013, the fair value of the remaining performance-based contingent consideration is $1.7 million, of which $.9 million is included in accrued liabilities and $0.8 million is included in other long-term liabilities. As of December 31, 2012, the fair value of the performance-based contingent consideration was $4.9 million, of which $2.1 million is included in accrued liabilities and $2.8 million is included in other long-term liabilities.

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

Pro forma results of acquisition of EZ Prints and Logo’d Softwear

The following table presents unaudited pro forma results of operations for 2012 and 2011 as if the aforementioned acquisitions of Logo’d Softwear and EZ Prints had occurred as of January 1, 2011. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at January 1, 2011, or of future results. Pro forma combined income statement for the year ended December 31, 2011 is comprised of income statement of EZ Prints for the year ended March 31, 2012 and Logo’d Softwear for the year ended December 31, 2012.

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

Under the terms of the purchase agreement, in addition to the $4.5 million of initial cash consideration paid to the sellers of L&S Retail Ventures, Inc., the agreement provided for up to an additional $5.0 million in performance-based contingent consideration to the two principals.

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

The remaining seller is eligible to receive up to $0.4 million in each of the first, second, and third years following the acquisition if certain annual revenue and operating income targets are met for such years. There is an aggregated maximum payment benefit of $1.25 million. As these performance-based contingent consideration payments are not subject to continued employment, the estimated fair value was included as part of the purchase price allocation. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

In addition, the remaining seller can receive performance-based compensation of up to $0.5 million in cash, payable after Year 4 based on specific revenue and operating income targets. This payment is contingent on continued employment. Accordingly, this payment is being expensed as earned as part of acquisition-related costs.

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

The performance targets for the first year of the earn-out were partially met and, accordingly, the Company paid $0.3 million to the remaining shareholder during the second quarter of 2013. The performance targets related to the stock-based compensation were not met and, accordingly, the first tranche of performance-based stock options did not vest and were cancelled.

As of December 31, 2013, the fair value of the performance-based contingent consideration is $0 million. As of December 31, 2012, the fair value of the performance-based contingent consideration was $0.5 million, of which $0.3 million is included in accrued liabilities and $0.2 million is included in other long-term liabilities.

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

In addition, the acquisition agreement of Canvas On Demand provides for $9.0 million of earn-out payments. The amounts payable in each 12-month period from October 1 through September 30 under the earn-out are contingent upon achievement of performance targets and are subject to maximum amounts of $2.1 million, $2.6 million, and $4.3 million in each of the 12-month periods ending September 30, 2011, 2012, and 2013, respectively. The performance targets for the 12-month periods ending September 30, 2011 and 2012 were met and the performance target for the 12-month period ending September 30, 2013 was partially met, and the Company accordingly paid an aggregate amount of $2.1 million, $2.6 million and $4.1 million to the two former owners of Canvas on Demand in October 2011, 2012 and 2013, respectively, pursuant to the terms of the agreement. Earn-out payments were, subject to certain exceptions, also contingent on the continued employment of the two former owners. Accordingly, earn-out payments were expensed as earned and classified as acquisition-related costs and included in accrued liabilities. Acquisition-related costs were $2.8 million, $2.5 million, $2.7 million for the years ended December 31, 2013, 2012 and 2011. Accrued liabilities were $0.0 million and $1.0 million as of December 31, 2013 and 2012, respectively. In each period, the Company accrued for acquisition-related costs based on its current estimates of performance relative to the stated targets. The accrual could be adjusted if the achievement of goals results in an amount paid that was different from the Company’s accrual estimate.

The results of operations for Canvas On Demand have been included in the consolidated statement of operations from the period subsequent to its acquisition date.

Pro forma results of acquisitions of Canvas On Demand and L&S Retail Ventures

The following table presents unaudited pro forma results of operations for 2011 as if the acquisitions of L&S Retail Ventures and Canvas On Demand had occurred as of January 1, 2011. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisitions had taken place as of the dates presented, or of future results.

Year Ended December 31,
2011
(Unaudited)
Revenues	$178,976

Net income	$3,075

Net income per share:
Basic	$0.13

Diluted	$0.12

7. Related Party Transaction

In connection with the acquisition of Logo’d Softwear, Inc., the Company entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller was an employee of the Company through May, 2013, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027 and believe its terms to be consistent with local market terms and conditions. As of December 31, 2013, the Company is obligated to pay a total of $1.4 million in facility rent under the lease agreement. At any time after July 31, 2013, the Company has the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

8. Line of Credit

In connection with the acquisition of EZ Prints in October 2012, the Company acquired a line of credit facility. The line of credit consisted of a Term Facility with a maximum credit availability of $2.0 million, a Revolving Facility with a maximum credit availability of $3.5 million, limited by a borrowing base consisting of eligible accounts receivable, and a $0.5 million non-formula borrowing tranche.

There were no draws against the Term Facility as of December 31, 2012. The balance on the Revolving Facility was $0.9 million at December 31, 2012. In February 2013, the Company repaid the outstanding balance and terminated the Term and Revolving Facilities.

In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through March 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at December 31, 2013, and is secured on all assets of the Company. There were no draws against the facility as of December 31, 2013.

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

On April 3, 2012, in conjunction with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 5,534,963 shares of common stock. As of December 31, 2013, the Company had no shares of preferred stock outstanding.

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

Stock option plan

The Company adopted stock option plans in 1999, 2004 and 2012 under which an aggregate of 6,586,720 options have been authorized as of December 31, 2013.

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

Each amended option pursuant to this offer has the same material terms and conditions as it did prior to the amendment except that the amended option has a new exercise price per share equal to $11.60 and expires seven years from the repricing date. In addition, all the shares underlying the options, whether previously vested or unvested, became unvested shares and began vesting monthly from May 1, 2009, over a period of forty-eight months. Options to purchase 416,977 shares of common stock were repriced for 111 employees. The modification resulted in incremental stock-based compensation expense of $0.5 million. Compensation expense related to the repriced options is being amortized using the Pool Approach. During the years ended December 31, 2013, 2012 and 2011, the Company recorded additional stock-based compensation of $7,000, $64,000 and $82,000, respectively.

Employee Stock Purchase Plan

In August 2011, the Company’s board of directors approved the reservation for future issuance under the Company’s Employee Stock Purchase Plan, or the ESPP, of a total of 250,000 shares of common stock. The ESPP became effective immediately prior to the completion of the IPO. The price of stock purchased under the ESPP shall not be lower than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the applicable offering period or on the last day of the purchase period, whichever is less. There have been no purchases under the ESPP in 2013, 2012 or 2011.

Stock option activity

The following table summarizes stock option activity related to shares of common stock (in thousands, except weighted average exercise price):

	Number of stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding—December 31, 2012	3,483	$12.22	4.95	$955
Granted	448	6.27
Exercised	(39)	2.04
Forfeited	(1,104)	13.00

Outstanding—December 31, 2013	2,788	$11.09	3.62	$971

Options vested and expected to vest—December 31, 2013	2,366	$11.31	3.39	$932

Options exercisable—December 31, 2013	1,718	$11.30	$2.89	$885

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.9 million and $3.2 million, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2013:

	Options outstanding			Options vested and exercisable
Exercise prices	Number of stock options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Shares subject to stock options	Weighted average exercise price per share
	(in thousands)			(in thousands)
$1.00-$5.53	473	1.13	$4.01	331	$3.36
$5.77-$6.53	360	5.62	$6.13	75	$6.15
$6.65-$11.20	403	3.66	$9.01	242	$10.19
$11.28-$11.90	361	2.80	$11.55	338	$11.55
$12.40-$12.70	66	4.04	$12.69	48	$12.68
$14.10-$14.10	530	3.69	$14.10	372	$14.10
$14.50-$16.00	20	7.13	$15.88	10	$15.84
$17.90-$21.40	575	4.66	$18.06	302	$18.09

$1.00-$21.40	2,788	3.62	$11.09	1,718	$11.30

Restricted stock unit activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the years ended December 31, 2013 and 2012 is summarized as follows (unit numbers in thousands):

	Number of units outstanding	Weighted average grant date fair value per unit
Awarded and unvested at December 31, 2012	—	$—

Granted	92	6.12

Vested	(20)	6.22
Forfeited and cancelled	—	—

Awarded and unvested at December 31, 2013	72	$6.09

Stock-based compensation expense

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	4.6	4.6	4.6
Risk-free interest rate	0.90%	0.75%	1.5%
Expected volatility	55%	60%	58%
Expected dividend rate	0%	0%	0%

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

The weighted-average fair value of options granted was $2.86, $6.80 and $7.32 for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of net revenues	$216	$238	$164
Sales and marketing	387	573	520
Technology and development	250	191	267
General and administrative	2,920	3,181	1,427

Total stock-based compensation expense	$3,773	$4,183	$2,378

Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. The Company capitalized $83,000, $88,000 and $70,000 of stock-based compensation relating to software developed for internal use, including website development costs during the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had $3.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately 3 years.

11. Net (Loss) Income per Share of Common Stock

Net (loss) income per share is presented in conformity with the two-class method required for participating securities. Holders of Series A preferred and Series B preferred were entitled to receive non-cumulative dividends at the per annum rate of $0.0448 and $0.3858 per share, payable prior and in preference to any dividends on any other shares of the Company’s capital stock. Holders of Series A preferred, Series B preferred, and Series I preferred did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share. The computation of diluted net (loss) income per share does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The Company utilizes the if-converted method to compute diluted net (loss) income per common share when the if-converted method is more dilutive than the two-class method.

Under the two-class method, net (loss) income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net (loss) income less current period Series A and Series B convertible preferred stock non-cumulative dividends, between common stock and Series A, Series B and Series I convertible preferred stock. In computing diluted net (loss) income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share of common stock (in thousands, except for per share amounts).

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$(13,501)	$(82)	$3,606
Less: Non-cumulative dividend on convertible preferred stock	—	—	(1,233)
Less: Allocation of net income to participating preferred shares	—	—	(917)
Numerator for basic calculation	(13,501)	(82)	1,456
Undistributed earnings re-allocated to common stockholders	—	—	38
Numerator for diluted calculation	$(13,501)	$(82)	$1,494

Denominator:
Denominator for basic calculation, weighted average number of common shares outstanding	17,143	15,021	8,798
Dilutive effect of options using treasury stock method	—	—	605

Denominator for diluted calculation	17,143	15,021	9,403

Net (loss) income per share
Basic net (loss) income per common share	$(0.79)	$(0.01)	$0.17

Diluted net (loss) income per common share	$(0.79)	$(0.01)	$0.16

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	1,406	5,535
Stock options to purchase common stock	2,788	3,483	995

12. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current tax (benefit) expense:
Federal	$(2,536)	$1,565	$2,514
State	(22)	150	159

Total current	(2,558)	1,715	2,673
Deferred tax expense (benefit):
Federal	8,308	(1,510)	(897)
State	423	(194)	(75)

Total deferred	8,731	(1,704)	(972)

Total provision for income taxes	$6,173	$11	$1,701

The provision for income taxes differs from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
Tax computed at the federal statutory rate	34.0%	34.0%	34.0%
State tax, federally effected	2.5	58.6	1.6
Stock-based compensation	(14.5)	(51.8)	1.0
Manufacturing deduction	0.0	232.5	(4.9)
Permanent differences	(0.4)	(56.4)	0.1
Acquisition costs	15.3	(232.4)	—
Change in valuation allowance	(121.7)	—	—
Other	0.6	—	0.4

Total provision for income taxes	(84.2)%	(15.5)%	32.1%

Deferred tax assets (liabilities) consist of the following:

	Year ended December 31,
	2013	2012
Deferred tax assets and liabilities:
Net operating loss carryforwards	$4,821	$4,689
Stock-based compensation	3,545	3,326
Reserves, state taxes and accruals	1,535	2,899
Depreciation and amortization	(1,557)	(3,406)

	8,344	7,508
Valuation allowance	(9,213)	(297)

Net deferred tax (liabilities) assets	$(869)	$7,211

At December 31, 2013, the Company had approximately $12.6 million of Federal and $8.0 million of Georgia net operating loss carryforwards available to reduce future taxable income which were acquired with the acquisition of EZ Prints. The federal net operating loss carryforwards began to expire in 2010 and the Georgia net operating loss carryforwards begin to expire in 2027. In addition, at December 31, 2013, the Company had $2.1 million of Oregon net operating loss carryforwards available to reduce future taxable income which expire through 2023. The Oregon net operating loss carryforward is from Imagekind, which was acquired by the Company in July 2008. At the time of the acquisition of EZ Prints and Imagekind, a cumulative ownership change of more than 50% under Internal Revenue Code Section 382 occurred.

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

As a result of the adoption, the Company recognized no liability for unrecognized income tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in income tax expense. The Company is subject to tax in the United States, California, and certain other jurisdictions. The Company is subject to examination by tax authorities for the years including and after 2011 for United States, 2012 for California, and 2010 for other jurisdictions. Although timing or resolution value of any examination is highly uncertain, the Company believes it is reasonably possible that the unrecognized tax benefits would not materially change in the next twelve months.

As of December 31, 2013, the Company’s consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $8.3 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities.

During the quarter ended December 31, 2013, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses and a revised forecast that projected future losses from operations in 2014, which the Company considered significant verifiable negative evidence. Accordingly, the Company recorded a non-cash income tax provision of $8.9 million to establish a valuation allowance.

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

The Company has a lease agreement with a related party (see Note 7) that expires in March 2027.

Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2013 are as follows:

Years Ended December 31,	Capital leases	Operating leases
2014	$728	$1,902
2015	766	1,794
2016	792	1,094
2017	457	1,000
2018	98	328
Thereafter	138	910

Total minimum lease payments	2,979	$7,028

Less amount representing interest	(366)

Present value of capital lease obligations	2,613
Less current portion	(579)

Long-term portion of capital lease obligations	$2,034

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $2.4 million, $2.5 million and $2.1 million, respectively.

Purchase commitments

As of December 31, 2013, the Company’s non-cancelable purchase obligations totaled $1.7 million.

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

Legal matters

In January 2013, Express Card Systems, LLC filed suit against us and in a separate suit, against partner Target Corporation, for which the Company has an indemnification obligation for the licensed platform. CafePress settled both suits in May, 2013 on behalf of itself, EZ Prints, its wholly-owned subsidiary, and its partner Target Corporation. The Company concluded that the impact of this settlement is immaterial to its ongoing operations.

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming as the defendants the Company, certain of its directors, its chief executive officer, its chief financial officer and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013, a similar complaint captioned Jinnah v. CafePress Inc., et al CIV-522976 was filed in the same court. The Company is, at this time, unable to assess whether any loss or adverse effect on its financial condition is probable or remote or to estimate the range of potential loss, if any. The Company believes these suits to be without merit and will defend itselves vigorously.

14. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. A management committee determines matching contributions made by the Company annually. Matching contributions are made in cash and were $0.7, $0.5 and $0.2 million under this plan for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	December 31,
	2013	2012	2011
United States	$220,745	$195,817	$152,781
International	25,111	21,969	22,701

Total	$245,856	$217,786	$175,482

All of the Company’s long-lived assets are located in the United States.

16. Selected Quarterly Data (Unaudited)

	For the Three Months Ended,
	Dec 31, 2013		Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(In thousands, except per share amounts)
Net revenues	$90,503		$50,443	$52,403	$52,507
Gross profit	33,753		19,821	20,289	19,641
Income (loss) from operations	4,804		(4,349)	(1,744)	(5,869)
Net loss	(4,683	)(1)	(3,118)	(1,716)	(3,984)
Net loss per diluted common share	$(0.23)		$(0.10)	$(0.18)	$(0.27)

Net loss per basic common share	$(0.23)		$(0.10)	$(0.18)	$(0.27)

(1)	Includes the impact of the recording of an $8.9 million valuation allowance.

	For the Three Months Ended,
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(In thousands, except per share amounts)
Net revenues	$87,249	$43,558	$47,098	$39,881
Gross profit	34,665	18,017	19,562	16,943
Income (loss) from operations	4,370	(3,182)	(363)	(770)
Net income (loss)	3,105	(2,383)	(260)	(544)
Net income (loss) per diluted common share	$0.18	$(0.14)	$(0.02)	$(0.06)

Net income (loss) per basic common share	$0.18	$(0.14)	$(0.02)	$(0.06)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” and “Election of Directors — Corporate Governance Principles and Practce” in our Definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be held on May 16, 2014 (or the Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is incorporated by reference from the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a Code of Ethics for Senior Financial Officers that applies to our chief executive officer (our principal executive officer), chief financial officer (our principal financial officer and principal accounting officer), controller, and any person performing similar functions, and certain employees. The Code of Ethics for Senior Financial Officers is available on our web site, free of charge, at investor.cafepress.com. We will disclose on our web site amendments to, or waivers from, our Code of Ethics for Senior Financial Officers applicable to our executive officers, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), our controller and certain employees, in accordance with applicable laws and regulations.

We have a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the audit committee are Brad W. Buss (chairperson), Michael Dearing and Diane M. Irvine. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our audit committee. Our board of directors has determined that each of Brad W. Buss, Michael Dearing and Diane M. Irvine qualifies as an “audit committee financial expert” within the meaning of such regulations.

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

The following chart sets forth certain information as of December 31, 2013, with respect to our equity compensation plans, specifically our 1999 Equity Incentive Plan, or the 1999 Stock Plan, our 2004 Amended and Restated Stock Incentive Plan, or the 2004 Stock Plan, and our Amended and Restated 2012 Stock Incentive

Plan, or the 2012 Stock Plan. Each of the 1999 Stock Plan, 2004 Stock Plan and the 2012 Stock Plan has been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,787,596	$11.09	68,314
Equity compensation plans not approved by security holders	—	—	—
Total	2,787,596	$11.09	68,314	(1)

(1)	The 2012 Stock Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock unit awards. The number of shares reserved for issuance under the 2012 Stock Plan is increased on January 1st of each year by the lesser of (i) 1,250,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors. In January 2013, the number of shares reserved for issuance under the 2012 Stock Plan was increased by 684,573. In addition, the number of shares reserved for issuance under the 2012 Stock Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1999 Stock Plan and 2004 Stock Plan that are subsequently forfeited or terminate for any reason before being exercised and unvested shares that are forfeited pursuant to the 1999 Stock Plan and 2004 Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 57.

Financial Statement Schedules. See Item 15(c) below.

Exhibits. See Item 15(b) below

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. CafePress shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/12

2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/12

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/12

3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/12

4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/12

4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/12

10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/12

10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/12

10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/12

10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/12

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4	3/28/12

10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management					X

10.7+	2014 Cash Bonus Plan					X

10.8+	Severance Agreement with Bob Marino dated February 12, 2014	8-K	001-35468	10.1	2/19/14

10.9+	Transition Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.1	2/19/14

10.10+	Consultant and Advisor Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.2	2/19/14

10.11+	Restricted Stock Unit Award Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.3	2/19/14

10.12+	Separation Agreement and Release with Wes Herman dated January 8, 2014					X

10.13+	Release of Claims Agreement with Wes Herman dated January 8, 2014					X

10.14	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7	3/28/12

10.15	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012	10-K	001-35468	10.6	3/18/13

10.16	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6	3/18/13

10.17	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/12

21.1	List of Subsidiaries	10-K	001-35468	10.6	3/18/13

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (See page 99)					X

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

101.INS(2)	XBRL Instance Document					X

101.SCH(2)	XBRL Taxonomy Schema Linkbase Document					X

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB(2)	XBRL Taxonomy Label Linkbase Document					X

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

(c)	Financial Statement Schedules

CAFEPRESS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Income	Deductions	Other (1)	Balance at End of Year
	(in thousands)
Deferred Tax Valuation Allowance:

Year Ended December 31, 2013	$297	$8,916	$—	$—	$9,213
Year Ended December 31, 2012	58	—	—	239	297
Year Ended December 31, 2011	58	—	—	—	58

(1)	Represents valuation allowance established for state tax net operating loss recorded in connection with the acquisition of EZ Prints, Inc.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAFEPRESS INC.

By:	/s/ Bob Marino
Bob Marino President and Chief Executive Officer

Date: March 31, 2014

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

Name	Title	Date
/s/ Bob Marino Bob Marino	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2014

/s/ Monica N. Johnson Monica N. Johnson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2014

/s/ Fred E. Durham III Fred E. Durham III	Director	March 31, 2014

/s/ Brad W. Buss Brad W. Buss	Director	March 31, 2014

/s/ Patrick J. Connolly Patrick J. Connolly	Director	March 31, 2014

/s/ Douglas M. Leone Douglas M. Leone	Director	March 31, 2014

/s/ Michael Dearing Michael Dearing	Director	March 31, 2014

/s/ Diane M. Irvine Diane M. Irvine	Director	March 31, 2014

EXHIBIT INDEX

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/12

2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/12

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/12

3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/12

4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/12

4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/12

10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/12

10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/12

10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/12

10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/12

10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/12

10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management						X

10.7+	2014 Cash Bonus Plan						X

10.8+	Severance Agreement with Bob Marino dated February 12, 2014	8-K	001-35468	10.1		2/19/14

10.9+	Transition Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.1		2/19/14

10.10+	Consultant and Advisor Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.2		2/19/14

10.11+	Restricted Stock Unit Award Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.3		2/19/14

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.12+	Separation Agreement and Release with Wes Herman dated January 8, 2014					X

10.13+	Release of Claims Agreement with Wes Herman dated January 8, 2014					X

10.14	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7	3/28/12

10.15	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012	10-K	001-35468	10.6	3/18/13

10.16	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6	3/18/13

10.17	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/12

21.1	List of Subsidiaries	10-K	001-35468	10.6	3/18/13

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (See page 99)					X

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

101.INS(2)	XBRL Instance Document					X

101.SCH(2)	XBRL Taxonomy Schema Linkbase Document					X

Exhibit Number	Description	Where Located
		Form	File No.	Exhibit No.	Filing Date	Filed herewith
101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB(2)	XBRL Taxonomy Label Linkbase Document					X

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

(b)	Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.