Form 10-Q
period 2014-03-31
CAFEPRESS INC.
filed 2014-05-15
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2014 was 17,238,079 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,673	$33,335
Short-term investments	3,475	3,475
Accounts receivable	5,500	8,310
Inventory	8,210	9,493
Deferred costs	2,964	2,721
Prepaid expenses and other current assets	6,345	6,862

Total current assets	45,167	64,196
Property and equipment, net	20,521	21,964
Goodwill	39,448	39,448
Intangible assets, net	13,917	15,003
Other assets	497	829

TOTAL ASSETS	$119,550	$141,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,260	$23,073
Partner commissions payable	3,184	5,210
Accrued royalties payable	4,285	6,728
Accrued liabilities	9,039	12,541
Deferred revenue	4,922	5,045
Capital lease obligation, current	588	579

Total current liabilities	35,278	53,176
Capital lease obligation, non-current	1,883	2,034
Other long-term liabilities	2,831	2,576

TOTAL LIABILITIES	39,992	57,786

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2014 and December 31, 2013; none issued and outstanding	—	—
Common stock, $0.0001 par value - 500,000 shares authorized and 17,231 and 17,173 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	98,857	97,736
Accumulated deficit	(19,301)	(14,084)

TOTAL STOCKHOLDERS’ EQUITY	79,558	83,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,550	$141,440

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net revenues	$48,188	$52,507
Cost of net revenues	29,710	32,866

Gross profit	18,478	19,641

Operating expenses:
Sales and marketing	13,433	14,307
Technology and development	5,146	5,221
General and administrative	4,911	4,587
Acquisition-related costs	(1,112)	1,395
Restructuring	747

Total operating expenses	23,125	25,510

Loss from operations	(4,647)	(5,869)
Interest income	3	11
Interest expense	(43)	(63)
Other expense (income), net	(8)	(63)

Loss before income taxes	(4,695)	(5,921)
Provision for (benefit from) income taxes	522	(1,937)

Net loss	$(5,217)	$(3,984)

Net loss per share of common stock:
Basic and diluted	$(0.30)	$(0.23)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,224	17,119

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,217)	$(3,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,545	2,145
Amortization of intangible assets	1,086	1,317
Stock-based compensation	806	1,083
Change in fair value of contingent consideration liability	(1,134)	147
Deferred income taxes	591	(598)
Tax short-fall from stock-based compensation	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	2,810	4,908
Inventory	1,283	1,449
Prepaid expenses and other current assets	274	757
Other assets	332	(385)
Accounts payable	(9,653)	(7,335)
Partner commissions payable	(2,026)	(2,154)
Accrued royalties payables	(2,443)	(1,900)
Accrued and other liabilities	(2,448)	(2,745)
Income taxes payable	—	(765)
Deferred revenue	(123)	(4,118)

Net cash used in operating activities	(13,317)	(12,256)

Cash Flows from Investing Activities:
Proceeds from maturities of short-term investments	—	2,490
Purchase of property and equipment	(372)	(498)
Capitalization of software and website development costs	(874)	(778)

Net cash (used in) provided by investing activities	(1,246)	1,214

Cash Flows from Financing Activities:
Payments of short-term borrowings	—	(894)
Principal payments on capital lease obligations	(142)	(129)
Proceeds from exercise of common stock options	299	16
Payments under insurance financing	(256)	—

Net cash used in financing activities	(99)	(1,007)

Net decrease in cash and cash equivalents	(14,662)	(12,049)
Cash and cash equivalents — beginning of period	33,335	31,198

Cash and cash equivalents — end of period	$18,673	$19,149

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$41	$44
Income taxes paid during the period	—	997
Noncash Investing and Financing Activities:
Property and equipment acquired under rent agreement	$—	$321
Accrued purchases of property and equipment	13	170

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

The Company serves its customers, including both consumers and content owners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com and through our e-commerce platform services. The Company’s consumers include millions of individuals, groups, businesses and organizations who leverage its innovative and proprietary print-on-demand services to express personal and shared interests, beliefs and affiliations by customizing a wide variety of products. These products include apparel, drinkware, accessories, wall art, home accents and stationery. The Company’s content owner customers include individual designers and branded content licensors who leverage its e-commerce websites and platforms to reach a mass consumer base and share and monetize their content in a variety of ways.

The majority of the Company’s net revenues are generated from sales of customized products through e-commerce websites, associated partner websites or through storefronts hosted by CafePress. In addition, revenues are generated from fulfillment services, including print and production services provided to third parties. Customized products include user-designed products as well as products designed by our content owners

The Company manages substantially all aspects of doing business online, including e-commerce services, product manufacturing and sourcing, fulfillment, and customer service.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K as filed on March 31, 2014 with the SEC.

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

Product sales and shipping revenues are recognized net of promotional discounts, rebates, and return allowances. Revenues from product sales and services rendered are recorded net of sales and consumption taxes. The Company periodically provides incentives to customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when used by customers, are treated as a reduction of revenues. The Company maintains an allowance for estimated future returns and credit card chargebacks based on current period revenues and historical experience.

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

The Company recognizes gift certificate breakage from flash deal promotions and gift certificate sales as a component of revenues. The Company monitors historical breakage experience and when sufficient history of redemption exists, the Company records breakage revenue in proportion to actual gift certificate redemptions. When the Company concludes that insufficient history of redemption and breakage experience exists, breakage revenue is recognized upon expiration of the flash deal promotion or in the period the Company considers the obligation for future performance related to such breakage to be remote. Changes in customers’ behavior could impact the amounts that are ultimately redeemed and could affect the breakage recognized as a component of revenues.

The Company recognized breakage revenue for flash deal promotions of $1.0 million and $1.2 million and the associated direct sales commission of $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. This increased operating income by $0.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and giftcards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	March 31,	December 31,
	2014	2013
Building	$3,782	$3,782
Office furniture and computer equipment	14,318	14,232
Computer software	2,440	2,402
Internal use software and website development	15,735	14,846
Production equipment	22,599	22,535
Leasehold improvements	5,241	5,217

Total property and equipment	64,115	63,014
Less: accumulated depreciation and amortization	(43,594)	(41,050)

Property and equipment, net	$20,521	$21,964

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Payroll and employee related expense	$3,010	$2,696
Other accrued liabilities	1,405	2,859
Production costs	1,330	2,400
Unclaimed royalty payments	995	995
Professional services	774	557
Royalties-minimum guarantee	709	597
Accrued advertising	354	337
Allowance for sales returns and chargebacks	266	931
Contingent consideration, short-term portion	196	1,127
Acquisition-related costs	—	42

Accrued liabilities	$9,039	$12,541

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$931	$453
Add: provision	1,201	1,130
Less: deductions and other adjustments	(1,866)	(1,362)

Balance, end of period	$266	$221

Intangible assets are composed of the following (in thousands):

		March 31, 2014			December 31, 2013
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$12,277	$(5,774)	$6,503	$12,277	$(5,119)	$7,158
Business relationships	5.5 years	7,817	(3,942)	3,875	7,817	(3,701)	4,116
Other intangible assets	6.4 years	6,979	(3,440)	3,539	6,979	(3,250)	3,729

Total		$27,073	$(13,156)	$13,917	$27,073	$(12,070)	$15,003

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	March 31, 2014
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$3,586	$3,586	$—	$—

Total financial assets	$3,586	$3,586	$—	$—

Liabilities:
Acquisition related contingent consideration	$807	$—	$—	$807

Total financial liabilities	$807	$—	$—	$807

	December 31, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$21,582	$21,582	$—	$—

Total financial assets	$21,582	$21,582	$—	$—

Liabilities:
Acquisition related contingent consideration	$1,941	$—	$—	$1,941

Total financial liabilities	$1,941	$—	$—	$1,941

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting. The terms of the agreements relating to the acquisitions provide for contingent consideration up to $19.8 million that is accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $0.8 million and $1.9 million as of March 31, 2014 and December 31, 2013, respectively. This contingent liability has been reflected as a current liability of $0.2 million and a non-current liability of $0.6 million as of March 31, 2014 and as a current liability of $1.1 million and a non-current liability of $0.8 million at December 31, 2013. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to the Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Fair value — beginning of period	$1,941	$8,882
Change in fair value	(1,134)	147

Fair value — end of period	$807	$9,029

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statement of operations.

The decrease in the fair value of the contingent consideration during the three months ended March 31, 2014 is a result of one of our acquisitions not achieving stated earnout targets for the period.

4. Line of Credit

In connection with the acquisition of EZ Prints in October 2012, the Company acquired a line of credit facility. The balance on the line of credit facility was $0.9 million at December 31, 2012. In February 2013, the Company repaid the outstanding balance and terminated the facility.

In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through March 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at March 31, 2014 and December 31, 2013, and is secured on all assets of the Company. There were no draws against the facility as of March 31, 2014 and December 31, 2013.

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	2,788	$11.09	3.62	$971
Granted	216	5.95
Exercised	(51)	5.53
Forfeited	(311)	10.16

Outstanding — March 31, 2014	2,642	$10.89	4.10	$936

Vested and expected to vest — March 31, 2014	2,257	$11.17	3.76	$906

Options exercisable — March 31, 2014	1,656	$11.23	3.08	$876

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended
	March 31,
	2014	2013
Expected term (in years)	4.6	4.5
Risk-free interest rate	1.5%	0.7%
Expected volatility	48%	58%
Expected dividend rate	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the three months ended March 31, 2014 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2013	72	$6.09
Granted	260	5.93
Vested	(7)	6.09
Forfeited and cancelled	—	—

Awarded and unvested at March 31, 2014	325	$5.96

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$48	$71
Sales and marketing	33	112
Technology and development	112	68
General and administrative	613	832

Total stock-based compensation expense	$806	$1,083

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,217)	$(3,984)

Shares used in computing net loss per share of common stock, basic and diluted	17,224	17,119

Net loss per share of common stock, basic and diluted	$(0.30)	$(0.23)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Stock options to purchase common stock	2,642	3,494
Restricted stock units	325	—

7. Income Taxes

The Company recorded a $0.5 million provision and a $1.9 million benefit for income taxes for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate was (11.1%) and 32.7% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the quarter while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the three months ended March 31, 2013 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, the Company determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013 recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. We have continued to maintain a full valuation allowance against its deferred tax assets as of March 31, 2014.

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
United States	$43,251	$47,488
International	4,937	5,019

Total	$48,188	$52,507

All of the Company’s long-lived assets are located in the United States.

9. Restructuring

Restructuring costs were $0.7 million in the three months ended March 31, 2014 and are included in Restructuring in the accompanying Condensed Consolidated Statements of Operations. This expense consists of a $0.4 million charge related to the exit of a portion of one of our production facilities in Georgia as we continue to integrate production capabilities into our Louisville, KY plant, and a $0.3 million charge for severance payments owed to a former employee. The unused portion of the production facility was exited in its entirety by March 31, 2014.

The change in the restructuring liability is summarized as follows during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Accrued restructuring balance-beginning of period	$—
Employee severance accruals	300
Lease restructuring accruals	405
Cash payments	(120)

Accrued restructuring balance, end of period	$585

The restructuring liability has been reflected as a current liability of $0.4 million and a non-current liability of $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our revenues and growth rates from period to period; our expectations regarding the effect of seasonality on our business; customer acquisition costs as a predictor of future growth; statements regarding continuing customer desire for custom products; the results of any impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; the effect of any potential strategic alternative, if implemented; expectations regarding the impact and contribution from EZ Prints, including the long term value of the EZ Prints business, and the potential impact of the revised earn-out provision; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing and the potential dilutive effect thereof; our investment plans; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our expectations regarding the shift to mobile site access and the projected impact of such shift on our business; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; the effect of changes in our management team; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

We are a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products. We serve our customers and partners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com and through our e-commerce platform products and services. We have developed well-known brands with growing communities that, as of March 31, 2014, had more than 20 million members across all of our retail website properties. Our portfolio of websites enable partners, resellers and co-branded websites to design and customize products that individually target specific consumers, products and use cases. We also provide a robust platform of technology products and service offerings to allow our corporate customers to leverage our online services for their own consumer customers with little up-front investment and no inventory.

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

An important revenue driver is customer acquisition, primarily through online marketing efforts including paid and natural search, email, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. We are investing aggressively in customer acquisition and as a result, our sales and marketing expenses are our largest operating expense. Increases in our content library of user-generated and branded content also drive our revenue. The expansion of product categories, as well as branded products, contributed to increases in our sales volume as consumers continue to desire custom products, individualized to their own interests and affiliations. To further expand our customer base outside the United States, we maintain localized websites in Australia, Canada, Germany, France, Spain and the United Kingdom. In 2014, we have launched localized websites in Ireland and New Zealand. We are also reaching new customers through partnerships with large e-commerce and retail companies.

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

We monitor several key operating metrics including:

	Three Months Ended March 31,
	2014	2013
Key operating metrics:
Total number of orders	1,156,751	1,429,106
Average order size	$42	$35

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

We have entered into arrangements with certain customers to provide fulfillment services under which we are not the primary obligor. These arrangements constituted a smaller component of our business. We consider ourselves as acting as an agent in such transactions. The net fees received on such transactions are recorded as revenues.

Cost of net revenues

Cost of net revenues includes materials, labor, royalties and fixed overhead costs related to our manufacturing facilities, as well as outbound shipping and handling costs. The cost of materials may vary based on revenues as well as the price we are able to negotiate. Shipping fluctuates with volume as well as the method of shipping chosen by the consumer and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is an hourly or a salary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses comprise of fees we pay to our content owners for the use of their content on our products. Such fees vary based primarily on sales channel and volume. Certain sales transactions under our Create & Buy program do not incur royalties. Royalty-based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

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

Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, flash deal promotions through group-buying and social websites, display advertising and affiliate channels. We believe this expense is a key lever that we can use to drive growth and volume within our business as we adjust volumes to our target return on investment. We expect to continue to invest in sales and marketing expense in the foreseeable future as we continue to fund new customer acquisition.

Technology and development

Technology and development expenses consist of costs incurred for engineering, network operations, and information technology, including personnel expenses, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over the estimated useful lives ranging from two to three years. As a percentage of revenue, we expect technology and development expenses will remain at comparable levels as we continue to invest in our network operations and personnel to support our anticipated future growth.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K filed on March 31, 2014 with the SEC.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2014	2013
Net revenues	100%	100%
Cost of net revenues	62	63

Gross profit	38	37
Operating expenses:
Sales and marketing	28	27
Technology and development	11	10
General and administrative	10	9
Acquisition-related costs	(2)	3
Restructuring	2	—

Total operating expenses	48	49

Loss from operations	(10)	(11)
Interest income	—	—
Interest expense	—	—
Other (expense) income, net	—	—

Loss before income taxes	(10)	(11)
Provision for (benefit from) income taxes	1	(4)

Net loss	(11)%	(8)%

Effective tax rate	11.1%	(32.7)%

Comparison of the three months ended March 31, 2014 and 2013

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
	(Unaudited)
Net revenues	$48,188	$52,507	$(4,319)	(8)%
Cost of net revenues	29,710	32,866	(3,156)	(10)

Gross profit	18,478	19,641	(1,163)	(6)

Operating expenses:
Sales and marketing	13,433	14,307	(874)	(6)
Technology and development	5,146	5,221	(75)	(1)
General and administrative	4,911	4,587	324	7
Acquisition-related costs	(1,112)	1,395	(2,507)	(180)
Restructuring	747	—	747	—

Total operating expenses	23,125	25,510	(2,385)	(9)

Loss from operations	(4,647)	(5,869)	1,222	(21)
Interest income	3	11	(8)	73
Interest expense	(43)	(63)	20	(32)
Other expense, net	(8)	—	(8)	—

Loss before income taxes	(4,695)	(5,921)	1,226	21
Provision for (benefit from) income taxes	522	(1,937)	2,459	127

Net loss	$(5,217)	$(3,984)	$(1,233)	(31)%

Net revenues

Net revenue decreased $4.3 million, or 8%, in the three months ended March 31, 2014 compared to the same period in 2013. The shortfall in revenue resulted from a decline in orders primarily within our CafePress.com and our partner channels along with a decrease in revenue from flash deal promotions. The decline in revenue was partially offset by an increase in average order size, which was driven primarily by mix as net revenues increased in our art and groups channels, which typically have a higher average order size. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues decreased $3.2 million, or 10%, in the three months ended March 31, 2014 compared to the same period in 2013. As a percentage of net revenues, cost of net revenues was 62% in the three months ended March 31, 2014 compared to 63% in the same period in 2013. Within cost of net revenues, labor decreased as a percentage of net revenues by 1.0 percentage point due to efficiencies gained as a result of the continued consolidation of production into our Louisville, KY plant in addition to improved production processes at our other plants. Materials, shipping and royalty payments were flat as a percentage of net revenues.

Sales and marketing

Sales and marketing expenses decreased $0.9 million, or 6%, in the three months ended March 31, 2014 compared to the same period in 2013. Sales and marketing expenses were 28% of net revenues in the three months ended March 31, 2014 compared to 27% in the same period in 2013. The decrease in absolute dollars in sales and marketing expenses was primarily due to $0.8 million in lower payroll and related costs as we continue to integrate our operations. In addition, our variable customer acquisition expenses decreased by $0.1 million during the period. We expect our customer acquisition costs on an annual basis to continue at similar rates, as a percentage of revenue, for the foreseeable future.

Technology and development

Technology and development expenses decreased $0.1 million, or 1%, in the three months ended March 31, 2014 compared to the same period in 2013. Technology and development expenses were 11% of net revenues in the three months ended March 31, 2014 compared to 10% in the same period in 2013. The decrease in absolute dollars is primarily due to a $0.2 million decrease in hosting and costs to support our websites as we continue to integrate and upgrade infrastructure in our co-location facility in Louisville, KY, offset by an increase of $0.1 million in depreciation related to the upgraded equipment.

General and administrative

General and administrative expenses increased $0.3 million, or 7%, in the three months ended March 31, 2014 compared to the same period in 2013. General and administrative expenses were 10% of net revenues in the three months ended March 31, 2014 compared to 9% in the same period in 2013. The increase in absolute dollars was primarily due to a $0.7 million increase in professional services fees consisting of a $0.5 million increase in legal fees and $0.2 million related to costs associated with being a public company. These increases were offset by a $0.3 million decrease in personnel-related costs and a $0.1 decrease in facilities costs as we continue to integrate our recent acquisitions.

Acquisition-related costs

Acquisition-related costs were $(1.1) million in the three months ended March 31, 2014, a decrease of $2.5 million from $1.4 million in the same period in 2013. This expense consists of the accrual of acquisition related performance-based compensation payments related to our acquisitions, changes in the estimated fair value of contingent considerations and third party acquisition-related costs. The decrease in acquisition-related costs is primarily due to a decrease in the estimated fair value of contingent earn-out consideration recorded in the three months ended March 31, 2014 compared to acquisition related performance based compensation accrued during the same period last year.

The decrease in the fair value of the contingent consideration during the three months ended March 31, 2014 is a result of one of our acquisitions not achieving stated earnout targets for the period.

Restructuring

Restructuring costs were $0.7 million in the three months ended March 31, 2014, an increase of $0.7 million over the same period in 2013. This expense consists of the charges related to the exit of a portion of one of our production facilities in Georgia as we continue to integrate production capabilities into our Louisville, KY plant, as well as severance payments owed to a former employee.

Provision for income taxes

We recorded a $0.5 million provision and a $1.9 million benefit for income taxes for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was (11.1%) and 32.7% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the quarter while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the three months ended March 31, 2013 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, we determined we cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013, recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. We have continued to maintain a full valuation allowance against our deferred tax assets as of March 31, 2014.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash, cash equivalents, and short term investments totaling $22.1 million. In connection with our initial public offering, or IPO, that closed on April 3, 2012, we received cash proceeds of $41.8 million, net of underwriters’ discounts and commissions and expenses paid by us.

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

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
(in thousands)	(Unaudited)
Net cash used in operating activities	$(13,317)	$(12,256)
Net cash (used in) provided by investing activities	$(1,246)	$1,214
Net cash used in financing activities	$(99)	$(1,007)

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

In the three months ended March 31, 2014, $1.3 million in net loss adjusted for non-cash items and a $12.0 million change in working capital items resulted in net cash used by operations of $13.3 million. Non-cash items, which totaled $3.9 million, included depreciation and amortization of $2.5 million, amortization of intangible assets of $1.1 million, stock-based compensation of $0.8 million and a $0.6 million increase in deferred tax liabilities, offset by a change in the fair value of contingent consideration of $1.1 million. Working capital decreased primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first quarter of the calendar year when we settle our payables related to higher levels of inventory purchased in the preceding fourth quarter.

In the three months ended March 31, 2013, net cash used in operations was $12.3 million, primarily due to the use of cash of $12.3 million for the net change in operating assets and liabilities, partially offset by non-cash items of $4.0 million including amortization and depreciation of $2.1 million, amortization of intangible assets of $1.3 million, and $1.1 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first quarter of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to the higher levels of inventory purchased in the preceding fourth quarter. In addition, deferred revenue declines due to seasonality of our sales.

Cash flows from investing activities

In the three months ended March 31, 2014, net cash used in investing activities was $1.2 million, consisting primarily of $0.3 million in capital expenditures related to the purchase of property and equipment and the capitalization of $0.9 million of software and website development costs.

In the three months ended March 31, 2013, net cash provided by investing activities was $1.2 million. Proceeds from maturing short-term investments of $2.5 million was partially offset by $0.5 million for capital expenditures related to the purchase of property and equipment and $0.8 million of capitalized software and website development costs.

Cash flows from financing activities

In the three months ended March 31, 2014, net cash used by financing activities was $0.1 million, primarily due to $0.1 million in payments on capital lease obligations and $0.3 million on payments on insurance financings, offset by proceeds from the exercise of stock options of $0.3 million.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net loss	$(5,217)	$(3,984)
Non-GAAP adjustments:
Interest and other (income) expense	48	52
Provision for (benefit from) income taxes	522	(1,937)
Depreciation and amortization	2,545	2,145
Amortization of intangible assets	1,086	1,317
Acquisition-related costs	(1,112)	1,395
Restructuring	747	—
Stock-based compensation	806	1,083

Adjusted EBITDA	$(575)	$71

Related party transactions

In connection with the acquisition of Logo’d Softwear, Inc., we entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller was an employee of ours through May 2013, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027. As of March 31, 2014, we were obligated to pay a total of $1.4 million in facility rent under the lease agreement, such amount which we believe to be consistent with local market rates. At any time after July 31, 2013, we have the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

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

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $22.1 million and $36.8 million as of March 31, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

Foreign currency exchange rate sensitivity

Our sales to international customers are denominated in multiple currencies, including the United States dollar, the British Pound, the Euro, the Canadian dollar and the Australian dollar. As the substantial majority of our sales are charged to credit cards, accounts receivable are generally settled in short time duration and accordingly, we have limited exposure to foreign currency exchange rates on our accounts receivable. To date, our operating costs have been denominated almost exclusively in United States dollars. As a result of our limited exposure to foreign currency exchange rates, we do not currently enter into foreign currency hedging transactions. If our international operations increase, our exposure to foreign currency exchange rate fluctuations may increase.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, certain of our directors, our chief executive officer, our former chief financial officer and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013 a similar compliant making substantially identical allegations and captioned Jinnah v. CafePress Inc., et al. CIV-522976 was filed in the same court against the same defendants.

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

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. As of March 31, 2014, we had goodwill of $39.4 million and intangible assets of $13.9 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Our stock price did not change significantly between the date of our annual 2013 impairment analysis and December 31, 2013, however subsequent to our fourth quarter earnings release, our stock price decreased by more than ten percent. Based on our impairment test performed during the third quarter of 2013, we had sufficient excess of market capitalization over book value to absorb a decline of this magnitude. In addition, we believe that our multiples and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. As a result, we do not believe that it was more likely than not that the fair value of our reporting unit was less than its book value as of March 31, 2014, and therefore our reporting unit would not be at risk of failing step one of a quantitative goodwill impairment assessment as of that date. However, further and sustained decline in our stock price and resulting market capitalization, further delays in expected new business opportunities associated with EZ Prints and our CafePress Services partnerships, unforeseen losses of any significant existing EZ Prints partners, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $39.4 million goodwill balance or our $13.9 million intangible asset balance in the future. We cannot be certain that a future downturn in our business, the slower than expected growth of new business opportunities associated with EZ Prints or our CafePress Services partnerships, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

Our success depends, in large part, on the continued contributions of our senior management team for CafePress Inc. as well as those other key personnel who manage our individual website properties. In addition, we have not entered into long-term employment agreements or non-compete agreements with some members of our senior management team. Our employees can terminate their employment with us at any time. For example, in November 2013, our Senior Vice President, Art and Stationery resigned, and effective as of March 31, 2014, our Chief Financial Officer transitioned to a consulting role at the company. The loss of further members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of March 31, 2014, we had four issued patents and six patents pending in the United States, which relate to our e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

We plan to continue to target customers in countries outside the United States. We maintain websites localized to the markets in the United Kingdom, Australia, Canada, Germany, Spain, France, Ireland and New Zealand. Additionally, we utilize contract manufacturing operations through partners in the Czech Republic and Australia. In connection with our international presence we are subject to a variety of risks including:

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

For example, from March 29, 2012 through March 31, 2014, our stock price has fluctuated from a high of $22.69 to a low of $4.91 on November 9, 2012. As of March 31, 2014, our stock price closed at $6.07

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. As an e-commerce company, we believe our stock price may be particularly susceptible to volatility as the stock prices of technology and e-commerce companies have often been subject to wide fluctuations.

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

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1(3)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	CAFEPRESS INC.

	By:	/s/ Bob Marino
Bob Marino

Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
Garett Jackson

Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1(3)	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.