Form 10-Q
period 2014-06-30
CAFEPRESS INC.
filed 2014-08-14
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2014 was 17,305,243 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,450	$33,335
Short-term investments	3,475	3,475
Accounts receivable	5,097	8,310
Inventory	8,328	9,493
Deferred costs	2,133	2,721
Prepaid expenses and other current assets	8,060	6,862

Total current assets	43,543	64,196
Property and equipment, net	19,461	21,964
Goodwill	39,448	39,448
Intangible assets, net	12,831	15,003
Other assets	517	829

TOTAL ASSETS	$115,800	$141,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,189	$23,073
Partner commissions payable	3,280	5,210
Accrued royalties payable	4,422	6,728
Accrued liabilities	10,625	12,541
Deferred revenue	3,250	5,045
Capital lease obligation, current	598	579

Total current liabilities	35,364	53,176
Capital lease obligation, non-current	1,731	2,034
Other long-term liabilities	1,979	2,576

TOTAL LIABILITIES	39,074	57,786

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2014 and December 31, 2013; none issued and outstanding	—	—
Common stock, $0.0001 par value - 500,000 shares authorized and 17,298 and 17,173 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	99,593	97,736
Accumulated deficit	(22,869)	(14,084)

TOTAL STOCKHOLDERS’ EQUITY	76,726	83,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,800	$141,440

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenues	$51,378	$52,403	$99,566	$104,910
Cost of net revenues	32,354	32,114	62,064	64,980

Gross profit	19,024	20,289	37,502	39,930

Operating expenses:
Sales and marketing	13,525	14,249	26,958	28,556
Technology and development	5,416	5,100	10,562	10,321
General and administrative	4,681	4,301	9,592	8,888
Acquisition related costs	(182)	(1,617)	(1,294)	(222)
Restructuring costs	44	—	791	—

Total operating expenses	23,484	22,033	46,609	47,543

Loss from operations	(4,460)	(1,744)	(9,107)	(7,613)
Interest income	2	15	5	26
Interest expense	(39)	(43)	(82)	(106)
Other (expense) income, net	(11)	4	(19)	4

Loss before income taxes	(4,508)	(1,768)	(9,203)	(7,689)
Benefit from income taxes	(940)	(52)	(418)	(1,989)

Net loss	$(3,568)	$(1,716)	$(8,785)	$(5,700)

Net loss per share of common stock:
Basic and diluted	$(0.21)	$(0.10)	$(0.51)	$(0.33)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,269	17,129	17,246	17,124

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,785)	$(5,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,084	4,400
Amortization of intangible assets	2,172	2,633
Stock-based compensation	1,531	1,993
(Gain)/loss on disposal of fixed assets	10	(146)
Change in fair value of contingent consideration liability	(1,316)	(2,338)
Deferred income taxes	417	(437)
Tax short-fall from stock-based compensation	—	(69)
Changes in operating assets and liabilities:
Accounts receivable	3,213	5,074
Inventory	1,165	2,002
Prepaid expenses and other current assets	(610)	(128)
Other assets	312	(297)
Accounts payable	(9,716)	(6,180)
Partner commissions payable	(1,930)	(1,763)
Accrued royalties payables	(2,306)	(1,978)
Accrued and other long term liabilities	(1,358)	(952)
Income taxes payable	—	(765)
Deferred revenue	(1,795)	(4,239)

Net cash used in operating activities	(13,912)	(8,890)

Cash Flows from Investing Activities:
Proceeds from maturities of short-term investments	—	5,917
Purchase of property and equipment	(1,133)	(1,866)
Capitalization of software and website development costs	(1,599)	(1,966)
Proceeds from disposal of fixed assets	—	170
Decrease in restricted cash	—	170

Net cash (used in) provided by investing activities	(2,732)	2,425

Cash Flows from Financing Activities:
Payments of short-term borrowings	—	(894)
Principal payments on capital lease obligations	(284)	(263)
Proceeds from exercise of common stock options	299	46
Payments under insurance financing	(256)	—
Borrowings under insurance financing	—	940
Payments of contingent consideration	—	(2,451)

Net cash used in financing activities	(241)	(2,622)

Net decrease in cash and cash equivalents	(16,885)	(9,087)
Cash and cash equivalents — beginning of period	33,335	31,198

Cash and cash equivalents — end of period	$16,450	$22,111

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$79	$86
Income taxes paid during the period	$3	$997
Noncash Investing and Financing Activities:
Property and equipment acquired under rent agreement	$—	$321
Accrued purchases of property and equipment	$5	$237

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

The Company serves its customers, including both consumers and content owners, through its portfolio of e-commerce websites, including its flagship website, CafePress.com and through its e-commerce platform services. The Company’s consumers include millions of individuals, groups, businesses and organizations who leverage its innovative and proprietary print-on-demand services to express personal and shared interests, beliefs and affiliations by customizing a wide variety of products. These products include apparel, drinkware, accessories, wall art, home accents and stationery. The Company’s content owner customers include individual designers and branded content licensors who leverage its e-commerce websites and platforms to reach a mass consumer base and share and monetize their content in a variety of ways.

The majority of the Company’s net revenues are generated from sales of customized products through e-commerce websites, associated partner websites or through storefronts hosted by CafePress. In addition, revenues are generated from fulfillment services, including print and production services provided to third parties. Customized products include user-designed products as well as products designed by content owners utilizing our e-commerce services.

The Company manages substantially all aspects of doing business online, including e-commerce services, product manufacturing and sourcing, fulfillment, and customer service.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

The Company recognized breakage revenue for flash deal promotions of $1.0 million and the associated direct sales commission of $0.3 million for both the three months ended June 30, 2014 and 2013. This increased operating income by $0.7 million for both the three months ended June 30, 2014 and 2013. The Company recognized breakage revenue for flash deal promotions of $2.0 million and $2.3 million and the associated direct sales commission of $0.6 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. This increased operating income by $1.4 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and giftcards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company in the first quarter of 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	June 30,	December 31,
	2014	2013
Building	$3,782	$3,782
Office furniture and computer equipment	14,081	14,232
Computer software	2,532	2,402
Internal use software and website development	16,471	14,846
Production equipment	23.017	22,535
Leasehold improvements	5,422	5,217

Total property and equipment	65,305	63,014
Less: accumulated depreciation and amortization	(45,844)	(41,050)

Property and equipment, net	$19,461	$21,964

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Payroll and employee related expense	$3,404	$2,696
Other accrued liabilities	1,487	2,859
Production costs	1,392	2,400
Professional services	1,319	557
Unclaimed royalty payments	995	995
Accrued advertising	628	337
Contingent consideration, short-term portion	625	1,127
Royalties-minimum guarantee	501	597
Allowance for sales returns and chargebacks	274	931
Acquisition-related costs	—	42

Accrued liabilities	$10,625	$12,541

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$266	$221	$931	$453
Add: provision	1,473	1,069	2,674	2,199
Less: deductions and other adjustments	(1,465)	(1,117)	(3,331)	(2,479)

Balance, end of period	$274	$173	$274	$173

Intangible assets are composed of the following (in thousands):

		June 30, 2014			December 31, 2013
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$12,277	$(6,428)	$5,849	$12,277	$(5,119)	$7,158
Business relationships	5.5 years	7,817	(4,183)	3,634	7,817	(3,701)	4,116
Other intangible assets	6.4 years	6,979	(3,631)	3,348	6,979	(3,250)	3,729

Total		$27,073	$(14,242)	$12,831	$27,073	$(12,070)	$15,003

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	June 30, 2014
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$1,587	$1,587	$—	$—

Total financial assets	$1,587	$1,587	$—	$—

Liabilities:
Acquisition related contingent consideration	$625	$—	$—	$625

Total financial liabilities	$625	$—	$—	$625

	December 31, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$21,582	$21,582	$—	$—

Total financial assets	$21,582	$21,582	$—	$—

Liabilities:
Acquisition related contingent consideration	$1,941	$—	$—	$1,941

Total financial liabilities	$1,941	$—	$—	$1,941

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting. The terms of the agreements relating to the acquisitions provide for contingent consideration up to $19.8 million that is accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $0.6 million and $1.9 million as of June 30, 2014 and December 31, 2013, respectively. This contingent liability has been reflected as a current liability of $0.6 million as of June 30, 2014 and as a current liability of $1.1 million and a non-current liability of $0.8 million at December 31, 2013. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to the Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$807	$9,029	$1,941	$8,882
Less: payment of contingent consideration during the period	—	(2,451)	—	(2,451)
Less: Fair value adjustments	(182)	(2,485)	(1,316)	(2,338)

Balance, end of period	$625	$4,093	$625	$4,093

The decrease in the fair value of the contingent consideration during the three and six months ended June 30, 2014 and 2013 is a result of certain acquisitions not achieving stated earnout targets, as well as the decreased likelihood of one of the Company’s acquisitions achieving stated earnout targets for the applicable periods.

4. Line of Credit

In connection with the acquisition of EZ Prints in October 2012, the Company acquired a line of credit facility. The balance on the line of credit facility was $0.9 million at December 31, 2012. In February 2013, the Company repaid the outstanding balance and terminated the facility.

In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through March 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at June 30, 2014 and December 31, 2013, and is secured on all assets of the Company. There were no draws against the facility as of June 30, 2014 and December 31, 2013. In July 2014, the Company extended the maximum amount available under the credit facility. See Note 10. Subsequent Event.

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	2,788	$11.09	3.62	$971
Granted	239	5.96
Exercised	(51)	5.53
Forfeited	(523)	9.93

Outstanding — June 30, 2014	2,453	10.95	4.05	$622

Vested and expected to vest — June 30, 2014	2,101	11.29	3.71	$622

Options exercisable — June 30, 2014	1,633	11.37	3.19	$622

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	4.5	4.6	4.6	4.5
Risk-free interest rate	1.5%	0.6%	1.5%	0.7%
Expected volatility	48%	58%	48%	58%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the six months ended June 30, 2014 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2013	72	$6.09
Granted	356	5.86
Vested	(74)	6.04
Forfeited and cancelled	(5)	5.84

Awarded and unvested at June 30, 2014	349	$5.81

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net revenues	$53	$49	$101	$120
Sales and marketing	154	108	187	220
Technology and development	55	52	167	120
General and administrative	463	701	1,076	1,533

Total stock-based compensation expense	$725	$910	$1,531	$1,993

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(3,568)	$(1,716)	$(8,785)	$(5,700)

Shares used in computing net loss per share of common stock, basic and diluted	17,269	17,129	17,246	17,124

Net loss per share of common stock, basic and diluted	$(0.21)	$(0.10)	$(0.51)	$(0.33)

There were 2,802 and 3,116 outstanding shares of potentially dilutive securities at June 30, 2014 and June 30, 2013, respectively, that were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive.

7. Income Taxes

The Company recorded a $0.9 million and a $0.1 million benefit for income taxes for the three months ended June 30, 2014 and 2013, respectively and a $0.4 million and a $2.0 million benefit for income taxes for the six months ended June 30, 2014 and 2013. The Company’s effective tax rate was (20.9)% and (2.9)% for the three months ended June 30, 2014 and 2013, respectively, and (4.5)% and (25.9)% for the six months ended June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the period while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the three and six months ended June 30, 2014 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, the Company determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013 recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. The Company has continued to maintain a full valuation allowance against its deferred tax assets as of June 30, 2014.

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$45,866	$47,427	$89,117	$94,915
International	5,512	4,976	10,449	9,995

Total	$51,378	$52,403	$99,566	$104,910

All of the Company’s long-lived assets are located in the United States.

9. Restructuring

Restructuring costs were $44,000 and $0.8 million in the three and six months ended June 30, 2014, respectively, and are included in the accompanying Condensed Consolidated Statements of Operations. This total restructuring expense consists of a $0.5 million charge related to the exit of a portion of one of our production facilities in Georgia as the Company continues to integrate production capabilities into its Louisville, KY plant, and a $0.3 million charge for severance payments owed to a former employee. The unused portion of the production facility was exited in its entirety by March 31, 2014.

The change in the restructuring liability is summarized as follows during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Accrued restructuring balance-beginning of period	$585	$—
Employee severance accruals	—	306
Lease restructuring accruals	44	485
Cash payments	(208)	(370)

Accrued restructuring balance, end of period	$421	$421

The restructuring liability has been reflected as a current liability of $0.3 million and a non-current liability of $0.1 million.

10. Subsequent Event

Facility Lease

Beginning August 1, 2014, the Company amended its primary facility lease (“Facility Lease Amendment”) to extend the term of 184,813 square feet of leased office space from July 31, 2014 to July 31, 2021. In connection with the Facility Lease Amendment, the Company also entered into an option to terminate the lease in its entirety on or after July 31, 2018. In the case of such early lease termination, the Company would be required to pay a termination fee dependent upon the effective date of an early lease termination, as follows:

(i)	For a termination effective as of July 31, 2018: $1,512,679

(ii)	For a termination effective as of July 31, 2019: $934,814

(iii)	For a termination effective as of July 31, 2020: $429,736.

Under the terms of the Facility Lease Amendment, the Company is further required to maintain a Letter of Credit naming the Landlord as the beneficiary for the maximum amount of the termination fee for which the Company may be liable under the terms of the Facility Lease Amendment. In July 2014, the Company entered into a second amendment to its loan and security agreement (“Second Amendment”), which extended the maximum amount available under the Company’s revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit for $1.5 million naming the landlord as beneficiary. See Note 4. Line of Credit. The Letter of Credit will expire no later than September 15, 2020.

Departure and Appointment of Executive Management

On August 3, 2014, Bob Marino resigned from his position as Chief Executive Officer and President and as a member of the Board of Directors of the Company, and Fred E. Durham III, co-founder and member of the Board of Directors, was appointed to serve as the Company’s new Chief Executive Officer. Simultaneously, Mr. Marino entered into a Separation Agreement and Release, and a Consulting Agreement with the Company. Pursuant to the terms of the Separation Agreement and Release, in return for a release from Mr. Marino, the Company has agreed to pay Mr. Marino a severance amount equal to $412,000 and will continue on the Company’s benefit plans. Pursuant to the terms of the Consulting Agreement, Mr. Marino will provide consulting services to the Company through December 31, 2014, and will be paid $20,000 per month for such services.

Additionally, as of August 4, 2014, Garett Jackson, who was previously serving as the Company’s interim Chief Financial Officer, was appointed as the Company’s Chief Financial Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our plans for future services and enhancements of existing services; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our revenues and growth rates from period to period; our expectations regarding the effect of seasonality on our business; customer acquisition costs as a predictor of future growth; statements regarding continuing customer desire for custom products; the results of any impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; the effect of any potential strategic alternative, if implemented; expectations regarding the impact and contribution from EZ Prints, including the long term value of the EZ Prints business, and the potential impact of the revised earn-out provision; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing and the potential dilutive effect thereof; our investment plans; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our expectations regarding the shift to mobile site access and the projected impact of such shift on our business; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; the effect of recent changes in executive leadership and in other roles in our management team; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; our expectations regarding competition; use of proceeds; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

We are a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products. We serve our customers and partners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com and through our e-commerce platform products and services. We have developed well-known brands with growing communities that, as of June 30, 2014, had more than 20 million members across all of our retail website properties. Our portfolio of websites enable partners, resellers and co-branded websites to design and customize products that individually target specific consumers, products and use cases. We also provide a robust platform of technology products and service offerings to allow our corporate customers to leverage our online services for their own consumer customers with little up-front investment and no inventory.

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

An important revenue driver is customer acquisition, primarily through online marketing efforts including paid and natural search, email, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. We are investing in customer acquisition and as a result, our sales and marketing expenses are our largest operating expense. Increases in our content library of user-generated and branded content also drive our revenue. The expansion of product categories, as well as branded products, contributed to increases in our sales volume as consumers continue to desire custom products, individualized to their own interests and affiliations. To further expand our customer base outside the United States, we maintain localized websites in Australia, Canada, France, Germany, Spain and the United Kingdom. In 2014, we have launched localized websites in Ireland and New Zealand. We are also reaching new customers through partnerships with large e-commerce and retail companies.

Our consumers and content owner customers are increasingly accessing e-commerce sites from their mobile devices. This shift to mobile site access presents challenges for us as we cope with shifting traffic patterns, and we have experienced lower conversion rates from traffic from mobile devices. We expect that this shift to mobile site access will continue for the foreseeable future.

Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays, with the largest sales volume in the fourth quarter of each calendar year. Our offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of this seasonality, our revenues in each of the first three quarters of the year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future.

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

On August 3, 2014, Bob Marino resigned as our Chief Executive Officer and President, and from the board of directors, and Fred E. Durham III, a co-founder and member of our Board of Directors, was appointed to serve as our new Chief Executive Officer and President. Additionally, effective as of August 4, 2014, Garett Jackson, who was previously serving as our interim Chief Financial Officer, was appointed as our Chief Financial Officer, and Maheesh Jain was appointed as our Chief Marketing Officer. Mr. Marino will continue in a consulting role with us for the rest of 2014.

We monitor several key operating metrics including:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Key operating metrics:
Total number of orders	1,273,810	1,477,063	2,430,561	2,906,169
Average order size	$39	$34	$40	$35

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

Acquisition related costs

Acquisition related costs include performance-based compensation payments, any changes in the estimated fair value of performance-based contingent consideration payments which were initially recorded in connection with our acquisitions and third-party fees incurred in connection with our acquisition activity.

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

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of net revenues	63	61	62	62

Gross profit	37	39	38	38

Operating expenses:
Sales and marketing	26	27	27	27
Technology and development	11	10	11	10
General and administrative	9	8	10	8
Acquisition-related costs	—	(3)	(1)	—
Restructuring costs	—	—	1	—

Total operating expenses	46	42	47	45

Loss from operations	(9)	(3)	(9)	(7)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	—	—	—	—

Loss before income taxes	(9)	(3)	(9)	(7)
Benefit from income taxes	(2)	—	—	(2)

Net loss	(7)%	(3)%	(9)%	(5)%

Effective tax rate	20.9%	2.9%	4.5%	25.9%

Comparison of the Three Month Periods Ended June 30, 2014 and 2013

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2014	2013
	(Unaudited)
Net revenues	$51,378	$52,403	$(1,025)	(2)%
Cost of net revenues	32,354	32,114	240	1

Gross profit	19,024	20,289	(1,265)	(6)

Operating expenses:
Sales and marketing	13,525	14,249	(724)	(5)
Technology and development	5,416	5,100	316	6
General and administrative	4,681	4,301	380	9
Acquisition-related costs	(182)	(1,617)	1,435	(89)
Restructuring costs	44	—	44	—

Total operating expenses	23,484	22,033	1,451	7

Loss from operations	(4,460)	(1,744)	(2,716)	156
Interest income	2	15	(13)	(87)
Interest expense	(39)	(43)	4	(9)
Other (expense) income, net	(11)	4	(15)	(375)

Loss before income taxes	(4,508)	(1,768)	(2,740)	155
Benefit from income taxes	(940)	(52)	(888)	NM

Net loss	$(3,568)	$(1,716)	$(1,852)	108%

NM = Not meaningful

Net revenues

Net revenue decreased $1.0 million, or 2%, in the three months ended June 30, 2014 compared to the same period in 2013. The shortfall in revenue resulted from a decline in orders primarily within our CafePress.com and our partner channels along with a decrease in revenue from flash deal promotions. The decline in revenue was partially offset by an increase in average order size, which was driven primarily by mix as net revenues increased in our art and groups channels, which typically have a higher average order size. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $0.2 million, or 1%, in the three months ended June 30, 2014 compared to the same period in 2013. As a percentage of net revenues, cost of net revenues was 63% in the three months ended June 30, 2014 compared to 61% in the same period in 2013. Within cost of net revenues, materials and shipping increased 1.7 and 0.5 percentage points, respectively, as a percentage of net revenues, while royalty costs were relatively flat. Labor decreased as a percentage of net revenues by 0.5 percentage points due to efficiencies gained as a result of the continued consolidation of production into our Louisville, KY plant in addition to improved production processes at our other plants.

Sales and marketing

Sales and marketing expenses decreased $0.7 million, or 5%, in the three months ended June 30, 2014 compared to the same period in 2013. Sales and marketing expenses were 26% of net revenues in the three months ended June 30, 2014 compared to 27% in the same period in 2013. The decrease in absolute dollars in sales and marketing expenses was primarily due to a $0.4 million decline in variable expenses and a $0.3 million decline in fixed costs. The decline in variable expenses was primarily due to lower flash deal promotion expense as we reduced the amount of flash sale promotions, and to a lesser extent, lower customer service costs. In addition, the $0.3 million in fixed costs was primarily due to lower payroll and related costs as we continue to integrate our operations.

Technology and development

Technology and development expenses increased $0.3 million, or 6%, in the three months ended June 30, 2014 compared to the same period in 2013. Technology and development expenses were 11% of net revenues in the three months ended June 30, 2014 compared to 10% in the same period in 2013. Although personnel related costs declined slightly due to lower headcount, our expenses increased $0.4 million as the portion of our personnel costs that are capitalizable development costs declined. This was partially offset by a decrease of $0.1 million in depreciation and amortization of intangible assets.

General and administrative

General and administrative expenses increased $0.4 million, or 9%, in the three months ended June 30, 2014 compared to the same period in 2013. General and administrative expenses were 9% of net revenues in the three months ended June 30, 2014 compared to 8% in the same period in 2013. The increase in absolute dollars was primarily due to a $0.2 million increase in professional services fees, consisting primarily of legal fees, and a $0.14 million increase in insurance costs. In addition, last year included a one-time gain on sale of fixed assets of $0.2 million. These increases were partially offset by a $0.2 million decrease in stock compensation expense.

Acquisition related costs

Acquisition related costs were a benefit of $(0.2) million in the three months ended June 30, 2014, a decrease of $1.4 million from $(1.6) million in the same period in 2013. This expense consists of the accrual of acquisition related performance-based compensation payments related to our acquisitions, changes in the estimated fair value of contingent considerations and third party acquisition-related costs. The $0.2 million benefit recorded in the three months ended June 30, 2014 was primarily due to a decrease in the fair value of contingent consideration from the decreased likelihood of one of our acquisitions achieving stated earnout targets. The $1.6 million benefit recorded in the three months ended June 30, 2013 consisted of a $2.6 million reduction in the contingent consideration liability for EZ Prints, Inc., offset by $1.0 million of expense due to performance-based compensation accruals.

Restructuring costs

Restructuring costs were $44,000 in the three months ended June 30, 2014, compared to none in the same period in 2013. This expense consists of additional charges related to the exit of a portion of one of our production facilities in Georgia as we continue to integrate production capabilities into our Louisville, Kentucky plant.

Benefit from income taxes

We recorded a $0.9 million and a $0.1 million benefit for income taxes for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was (20.9)% and (2.9)% for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of tax loss carrybacks generated in the period while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the three months ended June 30, 2014 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, we determined we cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013, recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. We have continued to maintain a full valuation allowance against our deferred tax assets as of June 30, 2014.

Comparison of the Six Month Periods Ended June 30, 2014 and 2013

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2014	2013
	(Unaudited)
Net revenues	$99,566	$104,910	$(5,344)	(5)%
Cost of net revenues	62,064	64,980	(2,916)	(4)

Gross profit	37,502	39,930	(2,428)	(6)

Operating expenses:
Sales and marketing	26,958	28,556	(1,598)	(6)
Technology and development	10,562	10,321	241	2
General and administrative	9,592	8,888	704	8
Acquisition related costs	(1,294)	(222)	(1,072)	483
Restructuring costs	791	—	791	—

Total operating expenses	46,609	47,543	(934)	(2)

Loss from operations	(9,107)	(7,613)	(1,494)	20
Interest income	5	26	(21)	(81)
Interest expense	(82)	(106)	24	(23)
Other (expense) income, net	(19)	4	(23)	(575)

Loss before income taxes	(9,203)	(7,689)	(1,514)	20
Benefit from income taxes	(418)	(1,989)	1,571	(79)

Net loss	$(8,785)	$(5,700)	$(3,085)	54%

Net revenues

Net revenue decreased $5.3 million, or 5%, in the six months ended June 30, 2014 compared to the same period in 2013. The shortfall in revenue resulted from a decline in orders primarily within our CafePress.com and our partner channels along with a decrease in revenue from flash deal promotions and a decrease in shipping revenue. The decline in revenue was partially offset by an increase in print and feeds revenue, and an increase in average order size, which was driven primarily by mix as net revenues increased in our art and groups channels, which typically have a higher average order size. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues decreased $2.9 million, or 4%, in the six months ended June 30, 2014 compared to the same period in 2013. As a percentage of net revenues, cost of net revenues was 62% in both the six months ended June 30, 2014 and 2013. Within cost of net revenues, labor decreased as a percentage of net revenues by 0.8 percentage points due to efficiencies gained as a result of the continued consolidation of production into our Louisville, Kentucky plant in addition to improved production processes at our other plants. Materials and shipping costs collectively increased 1.0 percentage points, as a percentage of net revenues, while royalty expense decreased 0.2 percentage points.

Sales and marketing

Sales and marketing expenses decreased $1.6 million, or 6%, in the six months ended June 30, 2014 compared to the same period in 2013. Sales and marketing expenses were 27% of net revenues in both the six months ended June 30, 2014 and 2013. The decrease in absolute dollars in sales and marketing expenses was primarily due to $1.1 million in lower personnel related costs as headcount declined as we continue to integrate our operations. In addition, our variable expenses declined $0.7 million. The decline in variable expenses was primarily due to lower flash deal promotion expense as we reduced the amount of flash sale promotions, and to a lesser extent, lower customer service costs. This decline was partially offset by higher direct customer acquisition expense.

Technology and development

Technology and development expenses increased $0.2 million, or 2%, in the six months ended June 30, 2014 compared to the same period in 2013. Technology and development expenses were 11% of net revenues in the six months ended June 30, 2014 compared to 10% in the same period in 2013. The increase in absolute dollars is primarily due to $0.3 million of increased personnel expense. This was, partially offset by a $0.1 million decrease in IT related expenses as our co-location facility hosting costs declined.

General and administrative

General and administrative expenses increased $0.7 million, or 8%, in the six months ended June 30, 2014 compared to the same period in 2013. General and administrative expenses were 10% of net revenues in the six months ended June 30, 2014 compared to 8% in the same period in 2013. The increase in absolute dollars was primarily due to a $0.9 million increase in legal and other professional services fees, and a $0.4 million increase in other expenses, which included the effect of a $0.2 million gain on fixed assets recorded last year and higher insurance costs. These increases were offset by a $0.5 million decrease in stock compensation and a $0.1 million decrease in facilities costs.

Acquisition related costs

Acquisition related costs were a benefit of $(1.3) million in the six months ended June 30, 2014, representing a decrease in costs of $1.1 million from a benefit of $(0.2) million in the same period in 2013. This expense consists of the accrual of acquisition related performance-based compensation payments related to our acquisitions, changes in the estimated fair value of contingent considerations and third party acquisition-related costs. The $1.3 million benefit recorded in the six months ended June 30, 2014 was primarily due to the decrease in the fair value of contingent consideration as a result of certain of our acquisitions not achieving stated earnout targets, and the decreased likelihood of one of our acquisitions achieving stated earnout targets. The $0.2 million benefit recorded in the six months ended June 30, 2013 consisted of a $2.6 million reduction in the contingent consideration liability for EZ Prints, Inc., offset by $2.4 million of expense due to performance-based compensation accruals and accretion of contingent consideration liabilities associated with our acquisitions.

Restructuring costs

Restructuring costs were $0.8 million in the six months ended June 30, 2014, compared to none in the same period in 2013. This expense consists of the charges related to the exit of a portion of one of our production facilities in Georgia as we continue to integrate production capabilities into our Louisville, KY plant, as well as severance payments owed to a former employee.

Benefit from income taxes

We recorded a $0.4 million and a $2.0 million benefit for income taxes for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate was (4.5)% and (25.9)% for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the period while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the six months ended June 30, 2014 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, we determined we cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013, recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. We have continued to maintain a full valuation allowance against our deferred tax assets as of June 30, 2014.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash, cash equivalents, and short term investments totaling $19.9 million. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results. We anticipate that our current cash and cash equivalent balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
(in thousands)	(Unaudited)
Net cash used in operating activities	$(13,912)	$(8,890)
Net cash (used in) provided by investing activities	$(2,732)	$2,425
Net cash used in financing activities	$(241)	$(2,622)

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

In the six months ended June 30, 2014, $(0.9) million in net loss adjusted for non-cash items and a $13.0 million change in working capital items resulted in net cash used by operations of $13.9 million. Non-cash items, which totaled $7.9 million, included depreciation and amortization of $5.1 million, amortization of intangible assets of $2.2 million, stock-based compensation of $1.5 million and a $0.4 million increase in deferred tax liabilities, offset by a change in the fair value of contingent consideration of $1.3 million.

In the six months ended June 30, 2013, net cash used in operations was $8.9 million, primarily due to normal seasonal working capital uses of cash of $9.2 million. Our net income, as adjusted for non-cash items such as depreciation, amortization, stock compensation, and adjustments to the fair value of our contingent consideration liabilities, provided cash of $0.3 million during the period.

Cash flows from investing activities

In the six months ended June 30, 2014, net cash used in investing activities was $2.7 million, consisting primarily of $1.1 million in capital expenditures related to the purchase of property and equipment and $1.6 million of capitalized software website development costs.

In the six months ended June 30, 2013, net cash provided by investing activities was $2.4 million, consisting primarily from the net proceeds from the sale of short-term investments of $5.9 million offset partially by $1.9 million for capital expenditures related to the purchase of property and equipment and $2.0 million of capitalized software and website development costs.

Cash flows from financing activities

In the six months ended June 30, 2014, net cash used in financing activities was $0.2 million, primarily due to $0.3 million in payments on capital lease obligations and $0.3 million of payments on insurance premium financing, offset by proceeds from the exercise of stock options of $0.3 million.

In the six months ended June 30, 2013, net cash used in financing activities was $2.6 million, primarily due to payments of short-term borrowings and capital lease obligations amounting to $1.2 million and payments of contingent consideration of $2.5 million, offset by finance borrowings of $0.9 million.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(3,568)	$(1,716)	$(8,785)	$(5,700)
Non-GAAP adjustments:
Interest and other (income) expense	48	24	96	76
Benefit from income taxes	(940)	(52)	(418)	(1,989)
Depreciation and amortization	2,539	2,255	5,084	4,400
Amortization of intangible assets	1,086	1,316	2,172	2,633
Acquisition related costs	(182)	(1,617)	(1,294)	(222)
Stock-based compensation	725	910	1,531	1,993
Restructuring costs	44	—	791	—

Adjusted EBITDA	$(248)	$1,120	$(823)	$1,191

Related party transactions

In connection with the acquisition of Logo’d Softwear, Inc., we entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller was an employee of ours through May 2013, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027. As of June 30, 2014, we were obligated to pay a total of $1.4 million in facility rent under the lease agreement, such amount which we believe to be consistent with local market rates. At any time after July 31, 2013, we have the right to terminate the lease for any reason by giving the landlord 180 days advance written notice.

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

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $19.9 million and $36.8 million as of June 30, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June  30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to lawsuits, claims and proceedings incident to the ordinary course of business, particularly with respect to content that appears on our website. Any claims against us, whether material, meritorious or not, could be time consuming, result in costly litigation, require significant amounts of legal resources, management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. We are not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on our business, financial condition or results of operations.

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming as defendants the Company, certain of our directors, our former chief executive officer, our former chief financial officer and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013 a similar compliant making substantially identical allegations and captioned Jinnah v. CafePress Inc., et al. CIV-522976 was filed in the same court against the same defendants. In the second quarter of 2014, the cases were consolidated into one litigation matter.

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

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, some beyond our control. Factors relating to our business and its operations that may contribute to these fluctuations include the following factors:

•	seasonality of our revenues, including shifts in the timing and length of holiday selling seasons;

•	macroeconomic cycles and consumer discretionary spending;

•	demand for our user-designed products and services and the growth rate of the print-on-demand and e-commerce industry overall;

•	fluctuations in sales and marketing costs, including website traffic acquisition costs and our ability to maintain or increase such traffic cost-effectively;

•	market acceptance and competitiveness of our products and services on quality and pricing;

•	the gain, loss or success of significant strategic relationships and partner programs;

•	changes in strategy precipitated by turnover in senior management of the company;

•	changes in the timing or delays in the launch or changes in the product roadmap in connection with strategic relationships and partner programs;

•	the development of, or changes to, new technologies and platforms for Internet use, such as mobile, and evolving marketing methods such as social media, flash promotions and any changes in website traffic acquisition algorithms, policies or practices supporting such development;

•	conversion rates of website traffic, including the impact on conversion rates from increased traffic from mobile devices as compared to desktops or tablets;

•	our ability to provide accurate search results and recommendations and to deliver long-tail content to our e-commerce partners;

•	litigation and associated risks and expenses, including extraordinary expenses related to litigation and settlement costs, and difficulty in estimating the impact and timing of variations in the mix of products and services we sell;

•	the timing and terms of any acquisition, performance on earn-out provisions and integration activities post acquisition

•	any production issues which may in turn result in delayed orders or increased costs;

•	new competitive entrants that might occur to the market for customized goods in our distribution or marketing channels;

•	fluctuations in the cost of raw materials and inventory;

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

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. As of June 30, 2014, we had goodwill of $39.4 million and intangible assets of $12.8 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. [Our stock price did not change significantly between the date of our annual 2013 impairment analysis and December 31, 2013, however subsequent to our fourth quarter earnings release, our stock price decreased by more than ten percent. Based on our impairment test performed during the third quarter of 2013, we had sufficient excess of market capitalization over book value to absorb a decline of this magnitude.] In addition, we believe that our multiples and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. As a result, we do not believe that it was more likely than not that the fair value of our reporting unit was less than its book value as of June 30, 2014, and therefore our reporting unit would not be at risk of failing step one of a quantitative goodwill impairment assessment as of that date. However, further and sustained decline in our stock price and resulting market capitalization, further delays in expected new business opportunities associated with retail distribution channel and our CafePress Services partnerships, unforeseen losses of any significant existing retail distribution channel partners, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $39.4 million goodwill balance or our $12.8 million intangible asset balance in the future. We cannot be certain that a future downturn in our business, the slower than expected growth of new business opportunities associated with retail distribution channel or our CafePress Services partnerships, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

Intense competitive pressures, particularly with respect to pricing, may harm our business and results of operations.

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

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to continue to increase in the future. Demand for customized products has increased, but so have competitive offerings in all of our product categories. We face competition from a wide range of companies, including the following:

•	small traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc., Walmart.com, Target and eBay Inc. (who may also serve as our distribution partners);

•	online providers of customized products such as RedBubble, Inc., CustomInk, LLC, Spreadshirt, Inc., Teespring, Threadless.com or Zazzle Inc. and online providers of distinctive goods like Etsy, Inc. or Uncommon Goods;

•	online providers allowing users to customize goods in specific vertical markets, such as Vistaprint N.V. for small businesses and Shutterfly, Inc. or SmugMug, Inc., for photographic products, or Minted, Inc., Smilebox Inc. or Blurb, Inc. for specific stationery and book products, and Art.com for wall art products;

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered; and

•	small, but numerous, online providers who address niche customization service and product offerings, enabled by advances in digital printing.

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

Some of our competitors may be able to secure licensing deals, goods and raw materials from suppliers on more favorable terms, devote greater resources to marketing activities and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and system development than us. Increased competition may reduce our operating margins, market share and brand recognition, or force us to incur losses. We may not be able to compete successfully against current and future competitors. Competitive pressures may harm our business, prospects, financial condition and results of operations.

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

Our success depends on our ability to attract customers to our websites. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as search engine marketing, email, affiliate networks, social media outlets and flash deal promotions through various new types of group and socially curated e-commerce websites. We pay providers of online services, search engines and other websites and e-commerce businesses to provide content, marketing links, advertising banners and other links that direct customers to our websites. If these providers modify or terminate their relationship with us or increase the price they charge us or if our competitors offer them greater fees for traffic, our expenses could rise and traffic to our websites could decrease, which in turn would harm our revenue and results of operations.

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

As we continue to expand our new strategic and sales channel partnerships our dependence on third parties for the generation of significant revenue growth increases. Partners may make changes to their technology or product road maps or choose to enter the customization business themselves and we thus may have little control over those strategic choices. For example, Amazon.com Inc. recently changed its marketing partner approach by limiting many marketplace items category participants to two million SKUs, which drastically reduced our SKUs distributed on their platform. As a result, we had to alter our marketing strategy rapidly to accommodate the changes and such alterations impacted our revenue growth in unanticipated ways.

If we are unable to manage our growth or execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have experienced in the past periods of rapid growth and acquisitions that have placed, and continue to place, significant strain on our management and resources. To accommodate our growth and our operations as a public company, we anticipate that we will need to continue implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting, legal and other internal management and control systems. We also have expanded our production and logistics centers and distribution network to accommodate more customer orders and provide better coverage of our target markets. The recent expansion of our production and logistics centers and distribution network may put pressure on our managerial, financial, operational and other resources. If we are unable to effectively manage our expanded logistics operations and control increasing costs, our growth potential, results of operations and business could suffer. Transitions in executive leadership, and resulting changes in strategic and operational focus, have created and will continue to create challenges in our operations and execution. Additionally, we will need to continue to expand, recruit, train, manage and motivate our workforce and manage our relationships with existing and new business partners, suppliers, third-party service providers and content providers. Our strategies also include broadening our product and service offerings, which will require us to work with different groups of suppliers and address the needs of different kinds of consumers. We may not successfully navigate our executive leadership transitions. We may incur significant costs in trying to expand our offerings into these new areas or fail to successfully execute the roll-out of these new offerings. All of these endeavors involve risks and require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects, as well as our operating results. As previously disclosed, our board of directors has authorized the review of various strategic alternatives to enhance value for our stockholders, and has retained Raymond James & Associates as our exclusive independent financial advisor to assist the board of directors in this continued review. No decision on any particular alternative has been reached, but the implementation of such an alternative, if any, in the future may affect our ability to successfully manage our growth or execute our strategies effectively, which could harm our business and results of operations.

We have experienced turnover in our senior management and our business may be adversely affected by the departure of existing members of our senior management team and other key personnel or by our inability to effectively handle our succession planning.

We are highly dependent on the executive leadership of members of our senior management and key employees as our success depends, in large part, on the continued contributions and strategic vision of our senior management team for CafePress Inc. as well as those other key personnel who manage our individual website properties. In addition, we have not entered into long-term employment agreements or non-compete agreements with some members of our senior management team. Our employees can terminate their employment with us at any time. We have experienced turnover in several of our senior executive positions, including our Chief Executive Officer in August 2014, our Chief Financial Officer in March 2014 and our Senior Vice President, Art and Stationery in November 2013. Effective August 4, 2014, Fred E. Durham III was appointed as our Chief Executive Officer, Garett Jackson, who was previously serving as our interim Chief Financial Officer, was appointed as our Chief Financial Officer, and Maheesh Jain was appointed as our Chief Marketing Officer. We are not yet able to gauge the reaction of the market or our customers to these management changes and the strategic transitions that might follow such changes. These transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, the loss of further members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train, integrate and retain qualified personnel with relevant corporate, industry and operational expertise, we may be unable to effectively execute our business plan or maintain or, in the future, expand our operations, which in turn would harm our business.

We are unable to predict how our management or employees may react to such a leadership change. Our future success will depend in part on our ability to retain key managers or employees and to identify, hire and retain additional personnel to support our business and its growth. Among the areas that are key to our continued operational finance, legal and engineering staff that are key to maintenance of our compliance and public company status. Our retail e-commerce sites depend on the sales and marketing talent of our retail operations staff. Our production facilities also depend on skilled personnel trained in our proprietary printing and production techniques and others with knowledgeable about back end operations of the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train, integrate and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e-commerce and printing industries, is vital to our success. In recent years, a substantial amount of our growth in personnel has been due to newly-acquired businesses. In our newly-acquired businesses we must strive to integrate and retain employees of these businesses into ours and maintain motivation to achieve future growth and revenue in the acquired properties. There is substantial competition for qualified personnel and we cannot assure you that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified personnel for each of our e-commerce sites, our business may suffer.

We have pursued and may continue to pursue acquisition opportunities as part of our growth strategy and may not realize the anticipated benefits of any such acquisitions, which in turn could harm our business and operating results.

As part of our growth strategy, we intend to evaluate and pursue selected acquisition and expansion opportunities. For example, we acquired Imagekind, Inc. in 2008, Canvas On Demand, LLC in 2010, L&S Retail Ventures, Inc. in October 2011, Logo’d Softwear, Inc. in April 2012 and EZ Prints in October 2012. We may be unable to successfully integrate the businesses we acquire or to realize the anticipated benefits of our acquisitions. These acquisitions and any future acquisitions and the successful integration of assets and businesses into our own as well as the retention of personnel require significant attention from our management and could continue to result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. There can be no assurance that we will be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to pay up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. The earn-out period concluded on September 30, 2013 and $8.6 million of the potential $9.0 million amount was earned and paid. However, in other acquisitions earn-our targets were not achieved and in some instances either disputes occurred or modifications were made. We may enter into other modifications or settlements of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities.

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of June 30, 2014, we had four issued patents and six patents pending in the United States, which relate to our e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

A decline in the popularity of shopping on the Internet in general or a shift in the devices used that are not optimal for viewing our sites, interest in customized goods as a retail trend or any failure by us to adapt our websites and improve the online shopping experience of our customers in response to consumer requirements and tastes, will harm our revenues and business prospects.

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

United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to affiliate marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. In recent years, numerous bills have been introduced in the U.S. Congress, including The Marketplace Equity Act and The Marketplace Fairness Act, reintroduced in 2013, which covered similar subject matters. That bill passed the U.S. Senate in May 2013, then stalled in the House and committee and no further action was taken by the 113th Congress. We expect similar bills to be introduced in the future covering similar subject matters. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business as it grows.

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

Risks related to ownership of our common stock

Our stock price has been volatile, may continue to be volatile and may decline regardless of financial performance.

The market price for our common stock has fluctuated and may continue to fluctuate in response to a number of factors, including:

•	actual or anticipated fluctuations, including seasonal variations, in our financial condition and operating results;

•	changes in the economic performance or market valuations of other e-commerce companies or companies perceived by investors to be comparable to us;

•	loss of a significant amount of existing business;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	issuance of new or updated research or reports by securities analysts, including the publication of unfavorable reports or change in recommendation or downgrading of our common stock;

•	lack of coverage of us by industry or securities analysts;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results or our announcement of revenues or earnings guidance that is higher or lower than expected;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	fluctuations in the supply and prices of materials used in our products, such as cotton;

•	share price and volume fluctuations attributable to inconsistent or low trading volume levels of our shares;

•	commencement of, our involvement in, litigation;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	general economic and market conditions.

For example, from March 29, 2012 through June 30, 2014, our stock price has fluctuated from a high of $19.15 to a low of $4.91 on November 9, 2012. As of June 30, 2014, our stock price closed at $5.17.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On July 10, 2013, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. On July 14, 2013, a second, similar complaint was filed, which were later consolidated in 2014 into one law suit. These and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

Date: August 14, 2014	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
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