Form 10-Q
period 2014-09-30
CAFEPRESS INC.
filed 2014-11-14
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2014 was 17,372,019 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,729	$33,335
Short-term investments	1,982	3,475
Accounts receivable	5,557	8,310
Inventory	8,039	9,493
Deferred costs	3,056	2,721
Prepaid expenses and other current assets	8,719	6,862

Total current assets	38,082	64,196
Property and equipment, net	19,013	21,964
Goodwill	39,448	39,448
Intangible assets, net	11,745	15,003
Other assets	751	829

TOTAL ASSETS	$109,039	$141,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,586	$23,073
Partner commissions payable	3,214	5,210
Accrued royalties payable	4,808	6,728
Accrued liabilities	11,568	12,541
Deferred revenue	4,530	5,045
Capital lease obligation, current	623	579

Total current liabilities	34,329	53,176
Capital lease obligation, non-current	1,559	2,034
Other long-term liabilities	1,925	2,576

TOTAL LIABILITIES	37,813	57,786

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2014 and December 31, 2013; none issued and outstanding	—	—
Common stock, $0.0001 par value - 500,000 shares authorized and 17,370 and 17,173 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	100,507	97,736
Accumulated deficit	(29,283)	(14,084)

TOTAL STOCKHOLDERS’ EQUITY	71,226	83,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,039	$141,440

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenues	$48,568	$50,443	$148,134	$155,353
Cost of net revenues	30,912	30,622	92,976	95,602

Gross profit	17,656	19,821	55,158	59,751

Operating expenses:
Sales and marketing	12,697	14,233	39,655	42,789
Technology and development	5,393	5,094	15,955	15,415
General and administrative	5,872	4,297	15,464	13,185
Acquisition related costs	625	546	(669)	324
Restructuring costs	(300)	—	491	—

Total operating expenses	24,287	24,170	70,896	71,713

Loss from operations	(6,631)	(4,349)	(15,738)	(11,962)
Interest income	4	11	9	37
Interest expense	(36)	(46)	(118)	(152)
Other (expense) income, net	—	(5)	(19)	(1)

Loss before income taxes	(6,663)	(4,389)	(15,866)	(12,078)
Benefit from income taxes	(249)	(1,271)	(667)	(3,260)

Net loss	$(6,414)	$(3,118)	$(15,199)	$(8,818)

Net loss per share of common stock:
Basic and diluted	$(0.37)	$(0.18)	$(0.88)	$(0.51)

Shares used in computing net loss per share of common stock:
Basic and diluted	17,324	17,153	17,273	17,134

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(15,199)	$(8,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,497	6,651
Amortization of intangible assets	3,258	3,834
Stock-based compensation	2,287	2,958
(Gain)/loss on disposal of fixed assets	67	(160)
Change in fair value of contingent consideration liability	(741)	(2,461)
Deferred income taxes	316	(771)
Tax short-fall from stock-based compensation	—	(70)
Changes in operating assets and liabilities:
Accounts receivable	2,753	5,546
Inventory	1,454	1,737
Prepaid expenses and other current assets	(2,268)	(2,012)
Other assets	78	(350)
Accounts payable	(13,650)	(6,077)
Partner commissions payable	(1,996)	(2,023)
Accrued royalties payables	(1,920)	(2,035)
Accrued and other long term liabilities	(943)	(683)
Income taxes payable	—	(765)
Deferred revenue	(515)	(3,646)

Net cash used in operating activities	(19,522)	(9,145)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(1,491)
Proceeds from maturities of short-term investments	1,493	9,154
Purchase of property and equipment	(2,144)	(3,999)
Capitalization of software and website development costs	(2,269)	(3,136)
Proceeds from disposal of fixed assets	—	170
Decrease in restricted cash	75	170

Net cash (used in) provided by investing activities	(2,845)	868

Cash Flows from Financing Activities:
Payments of short-term borrowings	—	(894)
Principal payments on capital lease obligations	(431)	(398)
Proceeds from exercise of common stock options	448	60
Payments under insurance financing	(256)	(428)
Borrowings under insurance financing	—	940
Payments of contingent consideration	—	(2,451)

Net cash used in financing activities	(239)	(3,171)

Net decrease in cash and cash equivalents	(22,606)	(11,448)
Cash and cash equivalents — beginning of period	33,335	31,198

Cash and cash equivalents — end of period	$10,729	$19,750

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$115	$135
Income taxes paid during the period	7	997
Noncash Investing and Financing Activities:
Accrued purchases of property and equipment	$336	$57
Property and equipment acquired under capital lease	—	344
Property and equipment acquired under rent agreement	—	321

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

The majority of the Company’s net revenues are generated from sales of customized products through e-commerce websites, associated partner websites or through storefronts hosted by CafePress. In addition, revenues are generated from fulfillment services, including print and production services provided to third parties. Customized products include user-designed products as well as products designed by content owners utilizing the Company’s e-commerce services.

The Company manages substantially all aspects of doing business online, including e-commerce services, product manufacturing and sourcing, fulfillment, and customer service.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

The Company recognized breakage revenue for flash deal promotions of $1.0 million for both the three months ended September 30, 2014 and 2013, and the associated direct sales commission of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. This increased operating income by $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. The Company recognized breakage revenue for flash deal promotions of $3.0 million and $3.3 million, and the associated direct sales commission of $0.8 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. This increased operating income by $2.2 million for both the nine months ended September 30, 2014 and 2013.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and giftcards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed related to a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. The Company conducts a quantitative test for the impairment of goodwill at least annually, as of July 1 of each year, and also whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be fully recoverable. The quantitative impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the loss is measured as the excess of recorded goodwill over its implied fair value, or the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities.

The Company determined its reporting units for goodwill impairment testing by identifying those components at, or one level below, the operating segments that (1) constitute a business, (2) have discrete financial information available, and (3) are regularly reviewed by segment management.

As of the date of the Company’s annual goodwill impairment test in 2014, it had one operating segment and one reporting unit, which is consistent with 2013.

In performing the Company’s quantitative impairment tests, it determine the fair value of its reporting unit through a combination of the income and market approaches. Under the income approach, the Company estimates fair value based on a discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Under the market approach, the Company estimates the fair value of its overall business based on its current market capitalization, market comparables, or other objective evidence of fair value.

Based on the Company’s annual impairment analysis performed as of July 1, 2014, which resulted in headroom of 22%, the Company concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

During the quarter, the Company’s market value dropped to below its book value, it had a management change, and it had changes to certain strategic objectives and operations. The Company considered these items to be triggering events which resulted in an additional goodwill impairment test being carried out at September 30, 2014. As a result, the Company updated its quantitative impairment test using a combination of the income and market approaches. Based on the Company’s updated impairment analysis performed as of September 30, 2014, which resulted in headroom of 20%, the Company concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

The application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgment, and the use of significant estimates and assumptions, is required to estimate the fair value of reporting units, including estimating future cash flows, future market conditions, and determining the appropriate discount rates, growth rates, and operating margins, among others.

The Company’s discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company’s historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes its assumptions are reasonable, however, there can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. Changes in these estimates and assumptions as noted above, could lead the Company to conduct an additional interim goodwill impairment test and ultimately result in a significant goodwill impairment charge. In addition, a change in reporting units from any further reorganization, could materially affect the determination of reporting units or fair value for each reporting unit, which could trigger impairment in the future. It is not possible at this time to determine if any such future impairment charge would result.

If the Company experienced a 17% or more decline in fair value as at September 30, 2014, the book value of its reporting unit would be below its fair value, resulting in an impairment charge. Additionally valuing CafePress utilizing projected long-term non-GAAP net income (defined as net income including expected cash income taxes, but excluding the non-cash impacts of stock based compensation and amortization of intangible assets) margins 90 basis points less than those utilized in the Company’s quantitative goodwill impairment analysis, or a 300 basis point increase in the discount rates used, could result in the fair value of the Company’s reporting unit dropping below its book value. Should some or all of the Company’s strategic alternatives fail to come to fruition, its assigned fair value could be impacted and result in the fair value of its reporting unit dropping below its book value. The Company will continue to review its results against forecasts and assess its assumptions to ensure they continue to be appropriate.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in the fourth quarter of fiscal 2017 with early adoption permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company in the first quarter of 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and disclosures of Disposals of Components of an Entity (ASU 2014-09), which limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on and entity’s operations and financial results, and requires expanded disclosures for discontinues operations. ASU No. 2014-08 will be effective prospectively for the Company for disposals that occur during or after the quarter ending December 31, 2015, with early adoption permitted in certain circumstances. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

2. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Building	$3,782	$3,782
Office furniture and computer equipment	14,267	14,232
Computer software	2,635	2,402
Internal use software and website development	17,151	14,846
Production equipment	23,471	22,535
Leasehold improvements	5,468	5,217

Total property and equipment	66,774	63,014
Less: accumulated depreciation and amortization	(47,761)	(41,050)

Property and equipment, net	$19,013	$21,964

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and employee related expense	$2,728	$2,696
Production costs	1,946	2,400
Professional services	1,759	557
Other accrued liabilities	1,421	2,859
Contingent consideration, short-term portion	1,200	1,127
Unclaimed royalty payments	995	995
Royalties-minimum guarantee	804	597
Accrued advertising	468	337
Allowance for sales returns and chargebacks	247	931
Acquisition-related costs	—	42

Accrued liabilities	$11,568	$12,541

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$274	$173	$931	$453
Add: provision	1,345	1,194	4,019	3,393
Less: deductions and other adjustments	(1,372)	(1,200)	(4,703)	(3,679)

Balance, end of period	$247	$167	$247	$167

Intangible assets are composed of the following (in thousands):

		September 30, 2014			December 31, 2013
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$12,277	$(7,083)	$5,194	$12,277	$(5,119)	$7,158
Business relationships	5.5 years	7,817	(4,424)	3,393	7,817	(3,701)	4,116
Other intangible assets	6.4 years	6,979	(3,821)	3,158	6,979	(3,250)	3,729

Total		$27,073	$(15,328)	$11,745	$27,073	$(12,070)	$15,003

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	September 30, 2014
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$587	$587	$—	$—

Total financial assets	$587	$587	$—	$—

Liabilities:
Acquisition related contingent consideration	$1,200	$—	$—	$1,200

Total financial liabilities	$1,200	$—	$—	$1,200

	December 31, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$21,582	$21,582	$—	$—

Total financial assets	$21,582	$21,582	$—	$—

Liabilities:
Acquisition related contingent consideration	$1,941	$—	$—	$1,941

Total financial liabilities	$1,941	$—	$—	$1,941

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting. The terms of the agreements relating to the acquisitions provide for contingent consideration up to $19.8 million that is accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was $1.2 million and $1.9 million as of September 30, 2014 and December 31, 2013, respectively. This contingent liability has been reflected as a current liability of $1.2 million as of September 30, 2014, and as a current liability of $1.1 million and a non-current liability of $0.8 million at December 31, 2013. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to the Condensed Consolidated Statements of Operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$625	$4,093	$1,941	$8,882
Less: payment of contingent consideration during the period	—	—	—	(2,451)
Less: Fair value adjustments	575	(123)	(741)	(2,461)

Balance, end of period	$1,200	$3,970	$1,200	$3,970

The decrease in the fair value of the contingent consideration during the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013 was a result of certain acquisitions not achieving stated earnout targets, as well as the decreased likelihood of one of the Company’s acquisitions achieving stated earnout targets for the applicable periods. The increase in the fair value of the contingent consideration during the three months ended September 30, 2014 was a result of the Company settling the remaining performance-based contingent consideration available for one of its acquisitions for a total of $1.2 million. The entire $1.2 million contingent consideration liability is expected to be paid by the Company in the fourth quarter of 2014.

4. Line of Credit

In connection with the acquisition of EZ Prints in October 2012, the Company acquired a line of credit facility. The balance on the line of credit facility was $0.9 million at December 31, 2012. In February 2013, the Company repaid the outstanding balance and terminated the facility.

In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through March 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, including a 1.5 to 1 liquidity to debt ratio, all of which the Company was in compliance with at September 30, 2014 and December 31, 2013, and is secured on all assets of the Company. There were no draws against the facility as of September 30, 2014 and December 31, 2013.

In July 2014, the Company amended its loan and security agreement (See Note 10. Commitments) which extended the maximum amount available under the Company’s revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with its amended facility lease agreement for $1.5 million. The Letter of Credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same.

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2013	2,788	$11.09	3.62	$971
Granted	856	5.38
Exercised	(108)	3.96
Forfeited	(638)	10.24

Outstanding — September 30, 2014	2,898	9.86	4.60	$92

Vested and expected to vest — September 30, 2014	2,287	10.71	4.11	$92

Options exercisable — September 30, 2014	1,592	11.66	3.30	$92

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	4.5	4.5	4.5	4.5
Risk-free interest rate	1.6%	1.2%	1.6%	0.9%
Expected volatility	48%	53%	48%	56%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the nine months ended September 30, 2014 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2013	72	$6.09
Granted	359	5.86
Vested	(89)	6.02
Forfeited and cancelled	(24)	5.84

Awarded and unvested at September 30, 2014	318	$5.80

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of net revenues	$45	$48	$146	$168
Sales and marketing	86	122	273	342
Technology and development	78	58	245	178
General and administrative	547	737	1,623	2,270

Total stock-based compensation expense	$756	$965	$2,287	$2,958

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,414)	$(3,118)	$(15,199)	$(8,818)

Shares used in computing net loss per share of common stock, basic and diluted	17,324	17,153	17,273	17,134

Net loss per share of common stock, basic and diluted	$(0.37)	$(0.18)	$(0.88)	$(0.51)

There were 3,216 and 3,085 outstanding shares of potentially dilutive securities at September 30, 2014 and September 30, 2013, respectively, that were excluded from the computation of diluted net income per share of common stock for the periods presented because including them would have been antidilutive.

7. Income Taxes

The Company recorded a $0.2 million and a $1.3 million benefit for income taxes for the three months ended September 30, 2014 and 2013, respectively and a $0.7 million and a $3.3 million benefit for income taxes for the nine months ended September 30, 2014 and 2013. The Company’s effective tax rate was (3.7)% and (29.0)% for the three months ended September 30, 2014 and 2013, respectively, and (4.2)% and (27.0)% for the nine months ended September 30, 2014 and 2013, respectively. For the three and nine months ended September 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the period while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the three and nine months ended September 30, 2013 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, the Company determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013 recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. The Company has continued to maintain a full valuation allowance against its deferred tax assets as of September 30, 2014.

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$43,441	$45,086	$132,558	$140,001
International	5,127	5,357	15,576	15,352

Total	$48,568	$50,443	$148,134	$155,353

All of the Company’s long-lived assets are located in the United States.

9. Restructuring

Restructuring activity was a benefit of $0.3 million and charges of $0.5 million in the three and nine months ended September 30, 2014, respectively, and are included in the accompanying Condensed Consolidated Statements of Operations. Restructuring activity consisted of a $0.5 million charge related to the exit of a portion of one of the Company’s production facilities in Georgia in the first quarter of 2014, which was subsequently lowered by $0.3 million in the third quarter of 2014, as the production facility was reutilized. In addition, a $0.3 million charge for severance payments owed to a former employee was recorded in the first quarter of 2014.

The change in the restructuring liability is summarized as follows during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Accrued restructuring balance-beginning of period	$421	$—
Employee severance accruals	—	306
Lease restructuring accruals	(300)	185
Cash payments	(60)	(430)

Accrued restructuring balance, end of period	$61	$61

The restructuring liability of $61,000 has been reflected as a current liability.

10. Commitments

Facility Lease

Beginning August 1, 2014, the Company amended its primary facility lease (“Facility Lease Amendment”) to extend the term of 184,813 square feet of leased production and office space from July 31, 2014 to July 31, 2021. In connection with the Facility Lease Amendment, the Company also entered into an option to terminate the lease in its entirety on or after July 31, 2018. In the case of such early lease termination, the Company would be required to pay a termination fee dependent upon the effective date of an early lease termination, as follows:

(i)	For a termination effective as of July 31, 2018: $1,512,679

(ii)	For a termination effective as of July 31, 2019: $934,814

(iii)	For a termination effective as of July 31, 2020: $429,736.

Under the terms of the Facility Lease Amendment, the Company is further required to maintain a Letter of Credit naming the Landlord as the beneficiary for the maximum amount of the termination fee for which the Company may be liable under the terms of the Facility Lease Amendment. See Note 4. Line of Credit.

Aggregate Future Operating Lease Commitments

Lease agreements are accounted for as either operating or capital leases depending on certain defined criteria. The Company leases certain of its facilities and equipment under capital and operating leases with various expiration dates through 2027. Certain of the operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing rent expense on a straight-line basis over the term of the lease.

The Company’s future minimum lease payments, under operating and capital leases having initial terms in excess of one year as of September 30, 2014 are as follows (in thousands):

Years Ended December 31,	Capital leases	Operating leases
Remaining three months of 2014	$182	$604
2015	766	2,461
2016	792	976
2017	457	802
2018	98	517
Thereafter	138	910

Total minimum lease payments	2,433	$6,270

Less amount representing interest	(251)

Present value of capital lease obligations	2,182
Less current portion	(623)

Long-term portion of capital lease obligations	$1,559

The aggregate future operating lease commitments assume that the Company terminates its leases at the earliest opportunity under its current lease agreements, and does not include the $1.5 million early termination fee described above and a $0.4 million early termination fee related to certain of its other facilities.

Departure and Appointment of Executive Management

On August 3, 2014, Bob Marino resigned from his position as Chief Executive Officer and President and as a member of the Board of Directors of the Company, and Fred E. Durham III, co-founder and member of the Board of Directors, was appointed to serve as the Company’s Chief Executive Officer. Simultaneously, Mr. Marino entered into a Separation Agreement and Release, and a Consulting Agreement with the Company. Pursuant to the terms of the Separation Agreement and Release, in return for a release from Mr. Marino, the Company paid Mr. Marino a severance amount equal to $412,000 in the third quarter of 2014. Mr. Marino will continue on the Company’s benefit plans through 2014. Pursuant to the terms of the Consulting Agreement, Mr. Marino will provide consulting services to the Company through December 31, 2014, and will be paid $20,000 per month for such services.

11. Subsequent Event

Asset Purchase Agreement

On November 5, 2014, the Company entered into an Asset Purchase Agreement with Phoenix Online LLC (“Purchase Agreement”), a related party, which sold certain assets and liabilities of the Company’s InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the Purchase Agreement; b) 3% of gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the Purchase Agreement as consideration for the Company’s guaranty of a certain assumed lease for up to $900,000; and, c) 2% of gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the Purchase Agreement as consideration for certain transition services to be provided by the Company. If and when such corporate guaranty is released or the underlying lease is terminated, and/or the transition services end then the additional cash revenue payments will cease. The Company is in the process of assessing the accounting implications of this transaction.

Departure of an Executive Officer

Effective January 1, 2015, Sumant Sridharan will terminate his role as the Company’s President of CafePress, Inc. Mr. Sridharan will receive a $75,000 retention bonus to stay as an employee of the Company through January 1, 2015, after which time Mr. Sridharan will continue in a consulting role with the Company for six months beginning January 2, 2015 and receive $18,000 per month and continued vesting of his previously granted stock options and restricted stock units.

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

We are a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products. We serve our customers and partners, through our portfolio of e-commerce websites, including our flagship website, CafePress.com and through our e-commerce platform products and services. We have developed well-known brands with growing communities that, as of September 30, 2014, had more than 20 million members across all of our retail website properties. Our portfolio of websites enable partners, resellers and co-branded websites to design and customize products that individually target specific consumers, products and use cases. We also provide a robust platform of technology products and service offerings to allow our corporate customers to leverage our online services for their own consumer customers with little up-front investment and no inventory.

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

A key differentiator of our business model is our ability to cost effectively produce customized merchandise in small quantities on a when-ordered basis. We generally process and ship orders within three business days after a customer places an order and in many instances can process and ship an order within 24 hours from when the order is placed. We have invested substantial time and resources in establishing our production and fulfillment operations in our flagship Louisville, KY plant.

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

On August 3, 2014, Bob Marino resigned both as our Chief Executive Officer and from the board of directors, and Fred E. Durham III, a co-founder and member of our Board of Directors, was appointed to serve as our new Chief Executive Officer. Additionally, effective as of August 4, 2014, Garett Jackson, who was previously serving as our interim Chief Financial Officer, was appointed as our Chief Financial Officer, and Maheesh Jain was appointed as our Chief Marketing Officer. Mr. Marino will continue in a consulting role with us for the rest of 2014. Also, effective January 1, 2015, Sumant Sridharan will terminate his role as our President of CafePress, Inc. It is anticipated that Mr. Sridharan will continue in a consulting role with us for six months beginning January 2, 2015.

We monitor several key operating metrics including:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Key operating metrics:
Total number of orders	1,135,864	1,315,414	3,566,425	4,221,583
Average order size	$42	$38	$41	$36

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

Cost of net revenues

Cost of net revenues includes materials, labor, royalties and fixed overhead costs related to our manufacturing facilities, as well as outbound shipping and handling costs. The cost of materials may vary based on revenues as well as the price we are able to negotiate. Shipping fluctuates with volume as well as the method of shipping and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is an hourly or a salary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expenses comprise of fees we pay to our content owners for the use of their content on our products. Such fees vary based primarily on sales channel and volume. Certain sales transactions under our Create & Buy program do not incur royalties. Royalty-based obligations are expensed to cost of net revenues at the contractual rate for the relevant product sales.

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

General and administrative

General and administrative expenses consist of personnel, professional services and facilities costs related to our executive, finance, human resources and legal functions. Professional services consist primarily of outside legal and accounting services. General and administrative expenses also include headcount and related costs for operations related to our content usage and fraudulent review personnel. We expect general and administrative expenses to increase in absolute dollars due to the costs associated with compliance, including compliance with the Sarbanes-Oxley Act of 2002, insurance, investor relations fees, legal fees and similar expenses.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K filed on March 31, 2014 with the SEC. We update our critical accounting policies and estimates in our periodic reports on Form 10-Q when they are modified or expected to be modified.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed related to a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. We conduct a quantitative test for the impairment of goodwill at least annually, as of July 1 of each year, and also whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be fully recoverable. The quantitative impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the loss is measured as the excess of recorded goodwill over its implied fair value, or the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities.

We determine our reporting units for goodwill impairment testing by identifying those components at, or one level below, our operating segments that (1) constitute a business, (2) have discrete financial information available, and (3) are regularly reviewed by segment management.

As of the date of our annual goodwill impairment test in 2014, we had one operating segment and one reporting unit, which is consistent with 2013.

In performing our quantitative impairment tests, we determine the fair value of our reporting unit through a combination of the income and market approaches. Under the income approach, we estimate fair value based on a discounted cash flow model using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Under the market approach, we estimate the fair value of our overall business based on our current market capitalization, market comparables, or other objective evidence of fair value. Based on our annual impairment analysis performed as of July 1, 2014, which resulted in headroom of 22%, we concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

During the quarter, our market value dropped to below our book value, we had a management change, and we had changes to certain strategic objectives and operations. We considered these items to be triggering events which resulted in an additional goodwill impairment test being carried out at September 30, 2014. As a result, we updated our quantitative impairment test using a combination of the income and market approaches. Based on our updated impairment analysis performed as of September 30, 2014, which resulted in headroom of 20%, we concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

The application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgment, and the use of significant estimates and assumptions, is required to estimate the fair value of reporting units, including estimating future cash flows, future market conditions, and determining the appropriate discount rates, growth rates, and operating margins, among others.

Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. We believe our assumptions are reasonable, however, there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. Changes in these estimates and assumptions as noted above, could lead us to conduct an additional interim goodwill impairment test and ultimately result in a significant goodwill impairment charge. In addition, a change in reporting units from any further reorganization, could materially affect the determination of reporting units or fair value for each reporting unit, which could trigger impairment in the future. It is not possible at this time to determine if any such future impairment charge would result.

If we experienced a 17% or more decline in fair value as at September 30, 2014, the book value of our reporting unit would be below its fair value, resulting in an impairment charge. Additionally valuing CafePress utilizing projected long-term non-GAAP net income (defined as net income including expected cash income taxes, but excluding the non-cash impacts of stock based compensation and amortization of intangible assets) margins 90 basis points less than those utilized in our quantitative goodwill impairment analysis, or a 300 basis point increase in the discount rates used, could result in the fair value of our reporting unit dropping below its book value. Should some or all of our strategic alternatives fail to come to fruition, our assigned fair value could be impacted and result in the fair value of our reporting unit dropping below its book value. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Our intangible assets have an economic useful life and/or expire after a specified period of time and thus are classified as finite-lived intangible assets on our balance sheets. Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated economic life of the assets which range from three years to eight years. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. Factors that could result in an impairment review include, but are not limited to, significant underperformance relative to projected future operating results, significant negative industry or economic trends and changes in the planned use of assets. During the third quarter, we considered the impact of our annual and interim goodwill impairment tests, as well as the change in management and in certain strategic objectives and operations, on the recoverability of our long-lived assets. We concluded that there was no impairment of our long-lived intangible assets as of September 30, 2014. If our assumptions regarding forecasted revenue or margin growth are not achieved, or if certain strategic alternatives do not come to fruition, we may be required to record long-lived asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result.

Results of Operations

The following table (*) presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	100%	100%	100%	100%
Cost of net revenues	64	61	63	62

Gross profit	36	39	37	38

Operating expenses:
Sales and marketing	26	28	27	28
Technology and development	11	10	11	10
General and administrative	12	9	10	8
Acquisition-related costs	1	1	—	—
Restructuring costs	(1)	—	—	—

Total operating expenses	50	48	48	46

Loss from operations	(14)	(9)	(11)	(8)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	—	—	—	—

Loss before income taxes	(14)	(9)	(11)	(8)
Benefit from income taxes	(1)	(3)	—	(2)

Net loss	(13)%	(6)%	(10)%	(6)%

Effective tax rate	3.7%	29.0%	4.2%	27.0%

*	Percentages may not foot due to rounding.

Comparison of the Three Month Periods Ended September 30, 2014 and 2013

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2014	2013
	(Unaudited)
Net revenues	$48,568	$50,443	$(1,875)	(4)%
Cost of net revenues	30,912	30,622	290	1

Gross profit	17,656	19,821	(2,185)	(11)

Operating expenses:
Sales and marketing	12,697	14,233	(1,536)	(11)
Technology and development	5,393	5,094	299	6
General and administrative	5,872	4,297	1,575	37
Acquisition-related costs	625	546	79	14
Restructuring costs	(300)	—	(300)	NM

Total operating expenses	24,287	24,170	117	—

Loss from operations	(6,631)	(4,349)	(2,282)	52
Interest income	4	11	(7)	(64)
Interest expense	(36)	(46)	10	(22)
Other (expense) income, net	—	(5)	5	(100)

Loss before income taxes	(6,663)	(4,389)	(2,274)	52
Benefit from income taxes	(249)	(1,271)	1,022	(80)

Net loss	$(6,414)	$(3,118)	$(3,296)	106%

NM = Not meaningful

Net revenues

Net revenue decreased $1.9 million, or 4%, in the three months ended September 30, 2014 compared to the same period in 2013. This resulted from a decline in orders within our CafePress.com and our partner channels, and to a lesser extent a decrease in revenue from flash deal promotions. The decline in revenue was partially offset by an increase in average order size which was driven primarily by mix as net revenues decreased in EZ Prints, which typically has a lower average order size, and increased in our art and groups channels, which typically have a higher average order size. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues increased $0.3 million, or 1%, in the three months ended September 30, 2014 compared to the same period in 2013. As a percentage of net revenues, cost of net revenues was 64% in the three months ended September 30, 2014 compared to 61% in the same period in 2013. Within cost of net revenues, the variable components of materials, shipping and labor collectively increased 2.4 percentage points, as a percentage of net revenues. Higher material and shipping costs were offset by labor efficiencies gained as a result of improved production processes at our plants. Fixed costs increased 0.8 percentage points due to higher facility and depreciation expense and loss of leverage due to decline in revenue.

Sales and marketing

Sales and marketing expenses decreased $1.5 million, or 11%, in the three months ended September 30, 2014 compared to the same period in 2013. Sales and marketing expenses were 26% of net revenues in the three months ended September 30, 2014 compared to 28% in the same period in 2013. The decrease in absolute dollars in sales and marketing expenses was primarily due to a $1.1 million decline in variable expenses and a $0.4 million decline in fixed costs. The decline in variable expenses was primarily due to lower flash deal promotion expense as we reduced the amount of flash sale promotions and lower customer acquisition costs as well as reduced keyword search spending. The decline in fixed costs was primarily related to reduced payroll and related costs.

Technology and development

Technology and development expenses increased $0.3 million, or 6%, in the three months ended September 30, 2014 compared to the same period in 2013. Technology and development expenses were 11% of net revenues in the three months ended September 30, 2014 compared to 10% in the same period in 2013. Although personnel-related costs declined slightly due to lower headcount, our expenses increased $0.5 million as the portion of our personnel costs that are capitalizable development costs declined.

General and administrative

General and administrative expenses increased $1.6 million, or 37%, in the three months ended September 30, 2014 compared to the same period in 2013. General and administrative expenses were 12% of net revenues in the three months ended September 30, 2014 compared to 9% in the same period in 2013. The increase in absolute dollars was primarily due to a $1.1 million increase in professional services fees, consisting primarily of legal and accounting fees, as well as a $0.5 million increase in personnel related costs, primarily due to costs associated with the resignation of our former chief executive officer. These increases were partially offset by a $0.2 million decrease in stock compensation.

Acquisition related costs

Acquisition related costs were $0.6 million in the three months ended September 30, 2014, an increase of $0.1 million from $0.5 million in the same period in 2013. This expense consists of the accrual of acquisition related performance-based compensation payments related to our acquisitions, changes in the estimated fair value of contingent considerations and third party acquisition-related costs. The $0.6 million expense recorded in the three months ended September 30, 2014 was primarily due to the final settlement of the earn-out agreement with Logo’d Softwear, Inc. including related disputes. The $0.5 million expense recorded in the three months ended September 30, 2013 was primarily related to performance-based compensation accruals.

Restructuring costs

Restructuring costs were a benefit of $(0.3) million in the three months ended September 30, 2014, compared to none in the same period in 2013. This benefit consists primarily of the reversal of an early termination charge related to a leased facility which was subsequently reutilized.

Benefit from income taxes

We recorded a $0.2 million and a $1.3 million benefit for income taxes for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was (3.7)% and (29.0)% for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of tax loss carrybacks generated in the period while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the three months ended September 30, 2013 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, we determined we cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013, recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. We have continued to maintain a full valuation allowance against our deferred tax assets as of September 30, 2014.

Comparison of the Nine Month Periods Ended September 30, 2014 and 2013

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013
	(Unaudited)
Net revenues	$148,134	$155,353	$(7,219)	(5)%
Cost of net revenues	92,976	95,602	(2,626)	(3)

Gross profit	55,158	59,751	(4,593)	(8)

Operating expenses:
Sales and marketing	39,655	42,789	(3,134)	(7)
Technology and development	15,955	15,415	540	4
General and administrative	15,464	13,185	2,279	17
Acquisition related costs	(669)	324	(993)	(306)
Restructuring costs	491	—	491	NM

Total operating expenses	70,896	71,713	(817)	(1)

Loss from operations	(15,738)	(11,962)	(3,776)	32
Interest income	9	37	(28)	(76)
Interest expense	(118)	(152)	34	(22)
Other (expense) income, net	(19)	(1)	(18)	NM

Loss before income taxes	(15,866)	(12,078)	(3,788)	31
Benefit from income taxes	(667)	(3,260)	2,593	(80)

Net loss	$(15,199)	$(8,818)	$(6,381)	72%

NM = Not meaningful

Net revenues

Net revenue decreased $7.2 million, or 5%, in the nine months ended September 30, 2014 compared to the same period in 2013. The shortfall in revenue resulted from a decline in orders primarily within our CafePress.com and our partner channels along with a decrease in revenue from flash deal promotions. The decline in revenue was partially offset by an increase in average order size, which was driven primarily by mix as net revenues increased in our art and groups channels, which typically have a higher average order size, and decreased in EZ Prints, which typically has a lower average order size. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues decreased $2.6 million, or 3%, in the nine months ended September 30, 2014 compared to the same period in 2013. As a percentage of net revenues, cost of net revenues was 63% in the nine months ended September 30, 2014 compared to 62% in the nine months ended September 30, 2013. Within cost of net revenues, the variable components of materials, shipping and labor collectively increased 1.0 percentage points, as a percentage of net revenues, as higher material and shipping costs were offset by labor efficiencies gained as a result of improved production processes at our plants. Fixed costs increased 0.5 percentage points due to higher depreciation expense and overall loss of leverage due to decline in revenue.

Sales and marketing

Sales and marketing expenses decreased $3.1 million, or 7%, in the nine months ended September 30, 2014 compared to the same period in 2013. Sales and marketing expenses were 27% of net revenues in the nine months ended September 30, 2014 compared to 28% of net revenues in the nine months ended September 30, 2013. The decrease in absolute dollars in sales and marketing expenses was primarily due to a $1.8 million decline in variable expenses. The decline in variable expenses was due to lower flash deal promotion expense as we reduced the amount of flash sale promotions, and to a lesser extent, lower customer acquisition costs due to a decline in affiliate commissions. In addition, our fixed costs declined $1.3 million primarily due to lower personnel-related costs.

Technology and development

Technology and development expenses increased $0.5 million, or 4%, in the nine months ended September 30, 2014 compared to the same period in 2013. Technology and development expenses were 11% of net revenues in the nine months ended September 30, 2014 compared to 10% in the same period in 2013. The increase in absolute dollars is primarily due to $0.6 million of increased personnel expense which was caused by a decline in the amount of labor spent on development projects which are capitalizable. This was, partially offset by a $0.1 million decrease in our co-location facility hosting costs.

General and administrative

General and administrative expenses increased $2.3 million, or 17%, in the nine months ended September 30, 2014 compared to the same period in 2013. General and administrative expenses were 10% of net revenues in the nine months ended September 30, 2014 compared to 8% in the same period in 2013. The increase in absolute dollars was primarily due to a $2.0 million increase in professional services fees, consisting primarily of legal and accounting fees and a $0.5 million increase in personnel-related costs, primarily due to costs associated with the resignation of our former chief executive officer. In addition, there was a $0.5 million increase in other expenses, which included the effect of a gain on fixed assets recorded last year and higher insurance costs. These increases were offset by a $0.7 million decrease in stock compensation.

Acquisition related costs

Acquisition related costs were a benefit of $(0.7) million in the nine months ended September 30, 2014, representing an increase in benefit of $1.0 million from an expense of $0.3 million in the same period in 2013. This expense consists of the accrual of acquisition related performance-based compensation payments related to our acquisitions, changes in the estimated fair value of contingent considerations and third party acquisition-related costs. During the nine months ended September 30, 2014, we reached a final agreement to settle our remaining earnout liability and disputes with the former principal of Logo’d Softwear Inc. for a payment of $1.2 million which resulted in the recording of a $0.6 million net benefit. The entire $1.2 million contingent consideration liability is expected to be paid by the Company in the fourth quarter of 2014. The $0.3 million expense recorded in the nine months ended September 30, 2013 consisted of a $2.6 million reduction in the contingent consideration liability for EZ Prints, Inc., offset by $2.9 million of expense due to performance-based compensation accruals and accretion of contingent consideration liabilities associated with our acquisitions.

Restructuring costs

Restructuring costs were $0.5 million in the nine months ended September 30, 2014, compared to none in the same period in 2013. This expense consists of the charges related to the exit of one of our production facilities in Georgia as well as severance payments owed to a former employee.

Benefit from income taxes

We recorded a $0.7 million and a $3.3 million benefit for income taxes for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate was (4.2)% and (27.0)% for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the period while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the nine months ended September 30, 2013 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, we determined we cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013, recorded a non-cash income tax provision of $8.9 million to establish a full valuation allowance on the deferred tax assets. We have continued to maintain a full valuation allowance against our deferred tax assets as of September 30, 2014.

Quarterly trends

Our business is subject to seasonal fluctuations. In particular, we generate a significant portion of our revenues during the fourth quarter, primarily due to increased retail activity during the holiday seasons. During the fourth quarter, we typically see our largest increases in orders and customers. As a result of this seasonality, our revenues in the first three quarters of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this to continue for the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2014, we had cash, cash equivalents, and short term investments totaling $12.7 million. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results. We anticipate that our current cash and cash equivalent balances, cash generated from operations, and cash available from our credit line will be sufficient to meet our strategic and working capital requirements for the foreseeable future. Our credit line, which had availability of $5.0 million at September 30, 2014, has a financial covenant that requires a 1.5 to 1 liquidity to debt ratio be maintained. With our current cash levels and forecasts, we expect to meet this covenant. Due to the seasonal nature of our business, we acknowledge that September 30 represents the cash low point in our working capital cycle but as a result of the holiday season, we are also aware that we experience positive cash generation during Q4 which historically has provided sufficient cash to meet the liquidity needs of the following 12 months. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
(in thousands)	(Unaudited)
Net cash used in operating activities	$(19,522)	$(9,145)
Net cash (used in) provided by investing activities	$(2,845)	$868
Net cash used in financing activities	$(239)	$(3,171)

Cash flows from operating activities

Our primary source of cash from operating activities is cash collections from our customers and partners. The substantial majority of our net revenues are generated from credit card transactions and credit card accounts receivable and are typically settled within one and five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter and cash flows in the first three to nine months have generally been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business, and to a lesser extent, operating losses. We expect that cash provided by operating activities may fluctuate in future periods due to a number of factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.

In the nine months ended September 30, 2014, $2.5 million in net loss adjusted for non-cash items and a $17.0 million change in working capital items resulted in net cash used by operations of $19.5 million. Non-cash items, which totaled $12.7 million, included depreciation and amortization of $7.5 million, amortization of intangible assets of $3.3 million, stock-based compensation of $2.3 million and a $0.3 million increase in deferred tax liabilities, offset by a change in the fair value of contingent consideration of $0.7 million.

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

Cash flows from investing activities

In the nine months ended September 30, 2014, net cash used in investing activities was $2.8 million, consisting primarily of $2.1 million in capital expenditures related to the purchase of property and equipment and $2.3 million of capitalized software website development costs, partially offset by maturities of short term investments of $1.5 million.

In the nine months ended September 30, 2013, net cash provided by investing activities was $0.9 million, consisting primarily of net cash received from the maturity of short-term investments of $7.7 million, partially offset by $4.0 million for capital expenditures related to the purchase of property and equipment and $3.1 million of capitalized software and website development costs.

Cash flows from financing activities

In the nine months ended September 30, 2014, net cash used in financing activities was $0.2 million, primarily due to $0.4 million in payments on capital lease obligations and $0.3 million of payments on insurance premium financing, offset by proceeds from the exercise of stock options of $0.4 million.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,414)	$(3,118)	$(15,199)	$(8,818)
Non-GAAP adjustments:
Interest and other (income) expense	32	40	128	116
Benefit from income taxes	(249)	(1,271)	(667)	(3,260)
Depreciation and amortization	2,413	2,251	7,497	6,651
Amortization of intangible assets	1,086	1,201	3,258	3,834
Acquisition related costs	625	546	(669)	324
Stock-based compensation	756	965	2,287	2,958
Restructuring costs	(300)	—	491	—

Adjusted EBITDA	$(2,051)	$614	$(2,874)	$1,805

Related Party Transactions

In connection with the acquisition of Logo’d Softwear, Inc., we entered into a lease agreement with a limited liability Company that is owned by the former principal of Logo’d Softwear. As the principal was an employee of our company through May 2013, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027. As of September 30, 2014, we were obligated to pay a total of $1.3 million in facility rent under the lease agreement, such amount which we believe to be consistent with local market rates. We have the right to terminate the lease for any reason by giving the landlord 180 days advance written notice. Additionally, the lease is assignable with landlord consent.

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

The following table summarizes our contractual obligations as of September 30, 2014:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations	$182	$1,558	$555	$138
Operating lease obligations	604	3,437	1,319	910

	$786	$4,995	$1,874	$1,048

The aggregate future operating lease commitments table, above, assumes that the Company terminates its leases at the earliest opportunity under its current lease agreements, and does not include $1.9 million in early termination fees. See Note 10, Commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $12.7 million and $36.8 million as of September 30, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, some beyond our control. Factors relating to our business and its operations that may contribute to these fluctuations include the following factors:

•	seasonality of our revenues, including shifts in the timing and length of holiday selling seasons;

•	macroeconomic cycles and consumer discretionary spending;

•	demand for our user-designed products and services and the growth rate of the print-on-demand and e-commerce industry overall;

•	fluctuations in sales and marketing costs, including website traffic acquisition costs and our ability to maintain or increase such traffic cost-effectively;

•	market acceptance and competitiveness of our products and services on quality and pricing, and current competitors and new competitive entrants to the market for customized goods in our channels of distribution and marketing;

•	the gain, loss or success of significant strategic relationships and partner programs;

•	changes in strategy precipitated by turnover in senior management of the company;

•	changes in the timing or delays in the launch or changes in the product roadmap in connection with strategic relationships and partner programs;

•	the development of, or changes to, new technologies and platforms for Internet use, such as mobile, and evolving marketing methods such as social media, flash promotions and any changes in website traffic acquisition algorithms, policies or practices supporting such development;

•	conversion rates of website traffic, including the impact on conversion rates from increased traffic from mobile devices as compared to desktops or tablets;

•	our ability to provide accurate search results and recommendations and to deliver long-tail content to our e-commerce partners;

•	litigation and associated risks and expenses, including extraordinary expenses related to litigation and settlement costs;

•	concerns about the data security of consumer personal information run through our e-commerce services and their vulnerability to attack and intrusions;

•	any production issues which may in turn result in delayed orders or increased costs;

•	fluctuations in the cost of raw materials and inventory; and,

•	potential impact of sales tax initiatives on e-commerce sales demand.

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

We may not achieve profitability or sustain it consistently or avoid net losses in the future. Our growth rates in the future, if any, may fluctuate or not be sustainable or may decrease. In addition, our ability to be profitable depends on our ability to control our costs and operating expenses, which have increased and we expect to further increase as we expand our business and incur additional expense associated with being a public company. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenues at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenues, our business, financial condition and results of operations will be negatively affected.

A future downturn in our business, slow or no growth of new business opportunities, or a sustained decline in our stock price may result in an impairment of goodwill or intangible assets which could adversely affect our results of operations.

We perform an analysis of our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Goodwill is deemed to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. As of September 30, 2014, we had goodwill of $39.4 million and intangible assets of $11.7 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Subsequent to the date of our annual goodwill impairment test and our second quarter earnings release, our stock price decreased by more than thirty-five percent, we had a management change, and we had changes in certain strategic objectives and operations. As a result we have carried out an additional goodwill impairment test as of September 30, 2014. This has indicated that there is no impairment as of that date. We believe that our market capitalization has been disproportionately impacted by our change in management, lack of market visibility to forecasted earnings for the year, and limited trading volume to absorb sales by institutional investors. In addition, we believe that our multiples, other third party evidence of fair value, and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. However, a sustained decline in our stock price and resulting market capitalization, the failure of other strategic alternatives being discussed by the company to come to fruition, delays in expected new business opportunities associated with retail distribution channels and our CafePress Services partnerships, unforeseen losses of any significant existing retail distribution channel partners, our inability to achieve planned profitability improvements in the fourth quarter of 2014 or beyond, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $39.4 million goodwill balance or our $11.7 million intangible asset balance in the future. We cannot be certain that a failure of other strategic alternatives to come to fruition, a future downturn in our business, the slower than expected growth of new business opportunities associated with retail distribution channels or our CafePress Services partnerships, failure to achieve planned profitability improvements in the future, changes in market conditions or a sustained decline in the quoted market price of our stock will not result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Due to the foregoing factors, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may be materially and adversely affected.

We depend heavily on the continued success of our core business of selling user-designed products in our online marketplace, and any event that adversely affects our sales of user-designed products could harm our business and results of operations.

A significant proportion of our revenue has been derived from the online sale of user-designed products through our marketplace and through distribution channels derived from that marketplace. As a result the continued performance of our marketplace is dependent on continued flow of user-generated content into the creation of products. We expect that the sales of user-generated design products will continue to comprise a majority of revenue on our CafePress.com business and of our business overall. While we intend to continue to expand and increase our product and service offerings, these services may not increase to a level that would reduce our dependence on revenues from our marketplace and those user-generated designs. Our users rarely exclusively use our e-commerce platform to sell their designs. Users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and thus affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. Our tools and platform offerings may not remain competitive with those of our competitors. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.

The seasonality of our business increases strain on our operations and if we are unable to scale sufficiently to support our operations during periods of peak demand, our business could suffer.

A significant portion of our net revenues and operating cash flows have historically been realized during the period from November through December each year, primarily due to increased retail activity during the holiday seasons. Disruption in our ability to process, produce and fulfill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. As described in our Management’s Discussion & Analysis herein, in anticipation of increased fourth quarter sales activity, we typically incur significant incremental expenses prior to and during peak selling seasons, particularly October through December, including the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If we are unable to hire enough qualified employees to support our production or customer service operations or if there is a disruption in the labor we hire from our third-party providers, our business, financial condition and results of operations could be adversely affected. In addition, if too many customers access our websites within a short period of time due to increased holiday demand or other periods of peak demand, we may experience system delays or interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. This in turn could harm our business, operating results and reputation. Because we continue to expect a significant portion of our net revenues and operating cash flows to be realized in the fourth quarter, the fourth quarter factors more significantly into our outlook for the fiscal year. Any disruption in our business operations or other factors that could lead to a material shortfall compared to our expectations for the fourth quarter could then result in a material shortfall compared to our expectations for the full year, have a disproportionate effect on our operating results and cause our stock price to decline.

Intense competitive pressures, particularly with respect to pricing, may harm our business and results of operations.

Demand for our products and services are extremely sensitive to price at all time, but especially in times of recession or recovery, slow economic growth or consumer uncertainty and conservatism. Many external factors, including our production and personnel costs, the cost of raw materials, particularly the price of cotton, content selection or consumer sentiment or spending, available product mix and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet consumers’ price expectations, we could lose customers or fail to attract new customers, which would harm our business and results of operations.

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

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to continue to increase in the future. Demand for customized products has increased, but so have competitive offerings in all of our product categories. We face competition from a wide range of companies, including the following:

•	small traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc., Walmart.com, Target and eBay Inc. (who may also serve as our distribution partners);

•	online providers of customized products such as Custom Ink LLC, RedBubble, Inc., Spreadshirt, Inc., Teespring, Threadless.com or Zazzle Inc. and online providers of distinctive goods like Etsy, Inc. or Uncommon Goods;

•	online providers allowing users to customize goods in specific vertical markets, such as Vistaprint N.V. for small businesses and Shutterfly, Inc. or SmugMug, Inc., for photographic products, or Minted, Inc., Smilebox Inc. or Blurb, Inc. for specific stationery and book products, and Art.com for wall art products;

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered; and

•	small, but numerous, online providers who address niche customization service and product offerings, enabled by advances in digital printing.

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

We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brands are critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve for varying multichannel experiences;

•	our ability to increase brand awareness among existing and potential strategic distribution channels, corporate partners and consumers through various means of marketing and promotional activities;

•	our ability to retain and expand our network of buyers and sellers through developing Internet communication methods, such as mobile platforms and social media channels;

•	the efficiency, reliability and quality of our products, services and retail websites, or marketplace, experiences;

•	our ability to protect personally identifiable information and credit card data and perceived weaknesses in data privacy or security practices or product quality problems of our service or other e-commerce websites, such as that experienced in EZ Prints product offering in our hosted e-commerce services platform and described herein.

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

If we are unable to attract customers or increase Internet traffic to our websites and manage changes in the manner of access of our websites in a cost-effective manner or at all, our business and results of operations could be harmed.

Our success depends on our ability to attract customers to our websites. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as Internet search engine marketing, email marketing, affiliate networks, social media outlets and flash deal promotions through various new types of group and socially curated e-commerce websites. We pay providers of online services, search engines and other websites and e-commerce businesses to provide content, marketing links, advertising banners and other links that direct customers to our websites. If these providers modify or terminate their relationship with us or increase the price they charge us or if our competitors offer them greater fees for traffic, our expenses could rise and traffic to our websites could decrease, which in turn would harm our revenue and results of operations.

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

In addition, we engage in flash promotions through websites, such as through Groupon, Amazon Local and LivingSocial. Such promotions involve significantly discounted product offers to customers with the goal of driving traffic to our websites for customer acquisitions and repeat purchases. Due to the low profit margin associated with the deep discounts offered to purchasers of such offers and the widespread availability of similar group buy offers by other e-commerce competitors, the flash promotions we choose to implement may not accomplish our long-term goal of customer acquisition in a cost-effective manner.

We continue to develop ways to optimize the consumer experience on our websites, products and services through mobile devices, which provide particular challenges given the graphics intensive nature of shopping, creating and selling content based products online. If we are not able to successfully translate our websites for mobile use and traffic from mobile devices continues to accelerate at current rates, our results of operations may be impacted.

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

In connection with obtaining entertainment and other media content, we sometimes enter into multi-year, royalty- based licenses with content owners and production organizations for film and television and other media distributors. To date, we have largely been able to obtain those licenses without paying significant advance royalty payments but there is no guarantee that these licensors will renew their license agreements on the same or reasonable terms. Our competitors may be successful in obtaining exclusive licenses for content we wish to obtain for our site, making such content unavailable to us now or in the future. We may also, as we have in the past, enter into agreements with content providers that contain exclusivity provisions that may restrict our ability to sell certain products or in certain geographies or to partner with certain content providers. In order to compete effectively for these licenses, we could be forced to pay higher royalties or agree to significant advance payments. Our results of operations could be adversely affected as a result of these content licensing payment commitments in the event that sales or revenue growth do not meet our expectations. In addition, our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate could be limited.

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

As we continue to expand our new strategic and sales channel partnerships our dependence on third parties for the generation of significant revenue growth increases. Partners may make changes to their technology or product road maps or choose to enter the customization business themselves and we thus may have little control over those strategic choices. For example, Amazon.com Inc. recently changed its marketing partner approach by placing limits on many marketplace items by category, which drastically reduced our SKUs distributed on their platform. As a result, we had to alter our marketing strategy rapidly to accommodate the changes and such alterations impacted our revenue growth in unanticipated ways.

If we are unable to manage scale or growth of our business or execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have experienced in the past periods of rapid growth and acquisitions that have placed, and continue to place, significant strain on our management and resources. To accommodate our growth and our operations as a public company, we anticipate that we will need to continue to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting, legal and other internal management and control systems. We also have expanded our production and logistics centers and distribution network to accommodate more customer orders and provide better coverage of our target markets. The recent expansion of our production and logistics centers and distribution network may put pressure on our managerial, financial, operational and other resources. If we are unable to effectively manage our expanded logistics operations and control increasing costs, our growth potential, results of operations and business could suffer. Transitions in executive leadership, and resulting changes in strategic and operational focus, have created and will continue to create challenges in our operations and execution. Additionally, we will need to continue to expand, recruit, train, manage and motivate our workforce and manage our relationships with existing and new business partners, suppliers, third-party service providers and content providers. Our strategies also include broadening our product and service offerings, which will require us to work with different groups of suppliers and address the needs of different kinds of consumers. We may not successfully navigate our executive leadership transitions. We may incur significant costs in trying to expand our offerings into these new areas or fail to successfully execute the roll-out of these new offerings. All of these endeavors involve risks and require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects, as well as our operating results. As previously disclosed, our Board of Directors has authorized the review of various strategic alternatives to enhance value for our stockholders, and has retained Raymond James & Associates as our exclusive independent financial advisor to assist management and the Board of Directors in this continued review. The implementation of changes to our business as a result of the process or determination of following any such strategic alternative may in the future affect our ability to successfully manage our growth or execute our strategies effectively, which could harm our business and results of operations.

We have experienced significant turnover in our senior management and our business may be adversely affected by the transitions in our senior management team or by our inability to effectively handle our transition and any future succession planning.

We are highly dependent on the executive leadership of members of our senior management and key employees as our success depends, in large part, on the continued contributions and strategic vision of our senior management team for CafePress Inc. as well as those other key personnel who manage our individual website properties. In addition, we have not entered into long-term employment agreements or non-compete agreements with members of our senior management team. Our employees can terminate their employment with us at any time. We have experienced turnover in several of our senior executive positions, including our Chief Executive Officer in August 2014, our Chief Financial Officer in March 2014 and the President of CafePress.com announced in November 2014. Effective August 4, 2014, Fred E. Durham III was appointed as our Chief Executive Officer, Garett Jackson, who was previously serving as our interim Chief Financial Officer, was appointed as our Chief Financial Officer, and Maheesh Jain was appointed as our Chief Marketing Officer. We are not yet able to gauge the reaction of the market or our customers to these management changes and the strategic transitions that might follow such changes. These transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, the loss of further members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train, integrate and retain qualified personnel with relevant corporate, industry and operational expertise, we may be unable to effectively execute our business plan or maintain or, in the future, expand our operations, which in turn would harm our business.

We are unable to predict how our management or employees may react to the recent changes in senior management, including the change in our chief executive officer and the addition of a chief marketing officer, or any strategic alternative transitions that may occur. Our future success will depend in part on our ability to retain key managers or employees and to identify, hire and retain additional personnel to support our business and its growth. Among the areas that are key to our continued operational finance, legal and engineering staff that are key to maintenance of our compliance and public company status. Our retail e-commerce sites depend on the sales and marketing talent of our retail operations staff. Our production facilities also depend on skilled personnel trained in our proprietary printing and production techniques and others with knowledgeable about back end operations of the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train, integrate and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e-commerce and printing industries, is vital to our success. In recent years, a substantial amount of our growth in personnel has been due to newly-acquired businesses. There is substantial competition for qualified personnel and we cannot assure you that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified personnel for each of our e-commerce sites, our business may suffer.

We may not realize the anticipated benefits of our acquisitions, which in turn could harm our business and operating results.

In recent years, we have engaged in acquisition opportunities to fuel growth opportunities for our business. We may be unable to successfully integrate the businesses we have acquired or will in the future or to realize the anticipated benefits of such acquisitions. The successful integration of assets and businesses into our own as well as the retention of personnel require significant attention from our management and could continue to result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. We may not be successful in these efforts. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses will require significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. For example, in connection with our acquisition of Canvas On Demand, we agreed to pay up to $9.0 million in earn-out payments to the former owners of Canvas On Demand. The earn-out period concluded on September 30, 2013 and $8.6 million of the potential $9.0 million amount was earned and paid. However, in other acquisitions earn-our targets were not achieved and in some instances either disputes occurred or modifications were made. We may enter into other modifications or settlements of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities.

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

In the last four years, we have substantially expanded the service offerings on our websites to include other services such as our Create & Buy services. For example, in 2010, we acquired Canvas On Demand, LLC, or Canvas On Demand, which provides an online service for creating personalized canvases from photographs, and in April 2012 we acquired Logo’d Softwear, Inc., an e-commerce provider of personalized apparel and merchandise for groups and organizations. In October 2012, we acquired EZ Prints which provides a deployable e-commerce platform for product customization. We cannot assure you that these services, or any other new services we may introduce or acquire, will be integrated or achieve market acceptance either at a level sufficient to justify our investment or at all.

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

The satisfactory performance, reliability and availability of our websites, our marketing activities, our transaction-processing systems and our network infrastructure are critical to our success. Our revenues depend on the number of visitors who shop on our websites and the volume of orders we fulfill. Any system delays, interruptions or disruptions to our servers caused by telecommunications failures, computer viruses, physical break-ins, domain attacks, hacking or other attempts to harm our systems or servers that result in the unavailability or slowdown of our websites, loss of data or reduced order fulfillment performance would reduce the volume of products sold and the attractiveness of product offerings on our websites. As an example, in the fall of 2014, we experienced a security breach in certain hosted websites operated by EZ Prints for a large retail customer that resulted in the consumer personal data and credit card information of approximately 1,900 customers being exposed to hackers. The intrusion exposed a previously undetected vulnerability in software used in the architecture of our EZ Prints product offering. As a result, the supported sites were taken offline for a period of time and remediation efforts drained significant resources in efforts to identify and assess the security breach. Our own personnel and dedicated third party IT forensics’ company focused on all aspects of patching the immediate problems and exploring other improvements in site security across all of our platforms. We have since remediated the immediate issues and further strengthened site security company-wide, but there can be no assurances that our newly enhanced security measures will be sufficient to prevent future attacks by sophisticated hackers or others who seek to access consumer data.

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

We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of certain confidential information, including credit card numbers and personally identifiable customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. In the Fall of 2014, we experienced a security beach in certain hosted websites operated by EZ Prints for a large retail customer that resulted in a small number of consumer personal data and credit card information being exposed to hackers. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our websites. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of September 30, 2014, we had four issued patents and six patents pending in the United States, which relate to our e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

Risks related to ownership of our common stock

Our stock price has been volatile, may continue to be volatile and may decline regardless of financial performance.

The market price for our common stock has fluctuated and may continue to fluctuate in response to a number of factors, including:

•	actual or anticipated fluctuations, including seasonal variations, in our financial condition and operating results;

•	changes in the economic performance or market valuations of other e-commerce companies or companies perceived by investors to be comparable to us;

•	loss of a significant amount of existing business;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results, our announcement of revenues or earnings guidance that is higher or lower than expected, our withdrawal of previously issued guidance or our decision not to provide guidance;

•	Issuance of new or updated research reports by securities analysts, including the publication of unfavorable reports or changes in recommendation or downgrading of ratings on our common stock;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	lack of coverage of us by industry or securities analysts;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	fluctuations in the supply and prices of materials used in our products, such as cotton;

•	share price and volume fluctuations attributable to inconsistent or low trading volume levels of our shares, to erratic or unpredictable investor activity, or to purchases or sales or large amounts of our stock, including by institutional or other investors;

•	commencement of, our involvement in, litigation;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	general economic and market conditions.

For example, from March 29, 2012 through September 30, 2014, our stock price has fluctuated from a high of $19.15 to a low of $3.13 on September 30, 2014.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. As an e-commerce company, we believe our stock price may be particularly susceptible to volatility as the stock prices of technology and e-commerce companies have often been subject to wide fluctuations. Additionally, because a large amount of our stock is closely held, we may experience low trading volume or large fluctuations in share price and volume due to large sales by institutional investors.

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

Date: November 14, 2014	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
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