Form 10-K
period 2014-12-31
CAFEPRESS INC.
filed 2015-03-31
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $64,436,533 based upon the closing price of $5.17 of such common stock on the NASDAQ Global Select Market on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2014 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 23, 2015, there were 17,563,188 shares of the common stock of the registrant outstanding.

Documents Incorporated By Reference

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the end of the Registrant’s fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for the historical financial information contained herein, this annual report on Form 10-K (the “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our strategy, including our focus on simplifying our business, focusing on high quality content partners, simplifying product offerings, creating long-term customer relationships, and seeking viable international channels, our financial performance, including revenues, cost of revenues and operating expenses; our plans for future services and enhancements of existing services; the results of any impairment of goodwill; the anticipated impact and benefits of our recent divestitures, including streamlining of the Company’s operations; any anticipated use of proceeds from such divestitures, our ongoing evaluation of our business overall; seasonal fluctuations in our business and statements about our expectations as to the variability of our growth rates from period to period; anticipated trends and challenges in our business and the markets in which we operate; customer acquisition costs as a predictor of future growth; the effect of changes in our management team and our ability to retain talent; the impact of any strategic alternatives; our plans to address industry competition and related pressures; our anticipated cash needs and our estimates regarding capital requirements; goodwill impairment; our needs for additional financing and the potential dilutive effect thereof; our liability from user-generated content; our ability to recognize and remedy issues with internal controls; the expected results of any remediation plans; the impact of production issues and delayed orders; our ability to integrate certain acquired assets, individuals or entities and the effects of such integrations; our responses to changing customer preferences, new technologies, requirements and industry standards; our anticipated growth strategies; our expectations with respect to raw materials, suppliers or inventory; our regulatory environment; benefit of non-GAAP financial measures; our legal proceedings to which we are a party and the impact and timing of costs related thereto; the negotiation of any agreements or settlements in pending litigation and any contributions related thereto; our content acquisition strategy; marketing and selling products and services beyond our existing target markets and our ability to develop new products, services and sources of revenues; our ability to protect intellectual property and other trade secrets; and risks associated with our efforts to streamline our business and operations.

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

PART I

ITEM	1. Business

Overview

Founded in 1999, we completed our initial public offering in March 2012 and our common stock is listed on the Nasdaq Global Select Market under the symbol “PRSS.”

We are a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products through our flagship website, CafePress.com, as well as providing a robust platform of technology products and service offerings to allow corporate customers to leverage our online services for their own consumer customers with little up-front investment and no inventory.

Our facility in Louisville, Kentucky has innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order. Our proprietary processes enable us to produce a broad range of merchandise efficiently, cost effectively and quickly. We maintain custom printing production capabilities in Norcross, Georgia in connection with our EZ Prints, Inc. brand. We also maintain a diverse network of contract manufacturers that give us the ability to broaden our manufacturing capabilities and produce in certain international locales.

In November 2014, we sold the primary assets and liabilities of our online customization and personalization stationery product’s business InvitationBox.com. In March 2015, we sold the primary assets and liabilities of our Art business, which includes our custom canvas production and printing facility in Raleigh, North Carolina, and the front-end direct e-commerce websites for CanvasOnDemand.com, GreatBigCanvas.com, and ImageKind.com. In March 2015, we also sold the primary assets and liabilities of our Groups business, which includes our printing facility in connection with our Logosportswear.com brand operated in Cheshire, Connecticut. We believe these divestitures are an integral part of our strategy to focus on the core CafePress.com business, and to strengthen our balance sheet.

Our E-Commerce Platform Products and Services

Front-end design tool and sales channels

Our direct e-commerce websites and sales channels include:

CafePress.com. Our consumer customers can shop, create and sell individualized products at CafePress.com. Millions of designs have been uploaded through our e-commerce platforms to create a unique and diverse assortment of virtual products that help our customers forge connections and celebrate their identities, interests, and obsessions. An average of approximately 85,000 new images were uploaded per week to our retail

e-commerce website in the year ended December 31, 2014. We have also developed hundreds of relationships with major entertainment licensors and brands to bring their content to our marketplace, and also allow fans to create and sell artwork based on licensor logos and brands. This program extends our users’ ability to self- express and interact with popular brands in ways previously not available or easily deployed. This constantly replenishing content library and merchandizing back-end service allows our customers to find items that meet their specific expressive needs. Our integrated social media marketing tools allow designers and consumer customers to share our products with their audiences and across the Internet.

CafePress Services. Our “shops” platform enables consumer and corporate customers to monetize their content through the creation of distinctive e-commerce destinations and products. Over two million content owners, including designers, artists, small businesses, groups, clubs and organizations, use our e-commerce platform to design their own products and then sell them through their own hosted e-commerce “shop.” In addition to individual content owners, large entertainment and publishing companies also license to us materials related to their brands and content for sale on their websites, custom sites hosted by us, or for sale on CafePress.com and our other sales channels. Through our acquisition of EZ Prints, CafePress Services also provides a suite of enterprise-class deployable software products and services that can be placed in other domains to provide private label e-commerce customization services to retailers and corporate customers of all sizes and business models, with little up-front investment or inventory and minimal technology implementation resources. An example of the product offerings include “builder” software for the creation of customized products, hosting and back-end payment processing, and printing and customer service.

CafePress Fulfillment. We offer users high-quality printing on a wide variety of SKU types. We generally process and ship orders within three business days after a customer places an order and in many instances can ship orders within 24 hours after an order is placed. Content review and quality assurance systems help ensure that high-quality products are delivered to our users. We can also supply distributors and resellers with short-run and quick-turn custom printed products through our back-end fulfillment capabilities.

Discontinued Operations. In November 2014, we divested substantially all of our assets in our InvitationBox.com business and in March 2015, we divested substantially all of the assets associated with our Arts and Groups businesses. The following websites and their operations were included in these divestitures:

Art Operations

•	CanvasOnDemand.com. CanvasOnDemand.com takes photographs and transforms them into canvas artwork and wall art.

•	GreatBigCanvas.com. GreatBigCanvas.com provides canvas wall art and panoramic canvas photographs licensed through major content partners.

•	Imagekind.com. Imagekind.com markets artwork by independent artists that can be produced on posters, canvases and framed wall art.

Groups Operations

•	LogoSportswear.com. LogoSportswear.com empowers groups, teams, schools, and organizations to design, buy, share and sell custom gear with no minimum orders or setup restrictions, including through its innovative funding sales models such as tfund.com.

InvitationBox.com

•	InvitationBox.com. InvitationBox.com customizes and personalizes stationary products online, including invitations, announcements and other products and gifts.

Our strategy

Our goal is to help individuals establish connections and celebrate their identities, interests and obsessions through unique products and content. The desire to personalize products and express affinity through the things individuals surround themselves with, whether they are decorating their apparel, their home or office, remains strong, and as we improve the quality of our execution and services, we believe we can eventually capture more of that demand. Key elements of our strategy in 2015 to achieve this goal are the following:

•	Simplify the business. Our recent divestitures are a major step in doing fewer things. By concentrating on fewer production facilities, products and website brands, we believe we can improve our quality and operational efficiency more quickly.

•	Focus on high quality content partners. We intend to expand our roster of licensed content partners as well as increase the range of content accessible on our site and attract new users. We continue to focus on film, television, video game and other entertainment properties to bring content to our platform or e-commerce service offerings directly to their e-commerce properties. For example, in 2014, we signed or implemented dozens of new licensed entertainment properties to make official and fan merchandize available through our platform, including film properties such as Divergent, Anchorman 2 and the Veronica Mars film, as well as television properties such as Breaking Bad, Walking Dead and Supernatural.

•	Simplify Product Offerings We intend to simplify and streamline our products and services, rather than trying to provide as many customizable options as possible. We instead plan to focus on providing products that satisfy consumers the most and can be produced profitably.

•	Create long-term relationships with our customer. We are focused on increasing both the average order size and the lifetime value we receive from a customer. We believe we will achieve this by establishing stronger relationships with our consumers, understanding their passions and interests, and connecting with them through the media channels that are most appropriate.

•	Seek viable international channels. We intend to continue to support profitable growth in our international channels, focusing efforts on our top international properties.

Competition

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	small, traditional offline printing businesses for apparel, stationery and invitations, photographic products or other customized products;

•	e-commerce companies, including large online retailers and marketplaces such as Amazon.com, Walmart.com, Target and eBay (who may also serve as our distribution partners);

•	online providers of customized products such as RedBubble Inc., CustomInk LLC, Spreadshirt Inc., Threadless.com, TeeSpring or Zazzle Inc. as well as providers of distinctive goods like Etsy, Inc. or Uncommon LLC;

•	online providers allowing users to customize goods in specific vertical markets, such as VistaPrint N.V. for small businesses and Shutterfly, Inc. or SmugMug, Inc. for photographic products, or Minted, Inc. and Blurb, Inc. for specific stationery and book products, and Art.com for wall art products;

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered; and

•	small, but numerous, online providers who address niche customization services and product offerings, enabled by advances in digital printing technologies.

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

Intellectual property

We rely primarily on a combination of patents, trade secrets, trademarks and copyrights, as well as employee and third-party confidentiality and invention agreements to safeguard our intellectual property. As of December 31, 2014, we had nine issued patents, three patent applications pending in the United States, generally covering our e-commerce services or proprietary printing and decorating services and our online platform for designing and generating framed products. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe may ultimately provide significant competitive advantages. We regularly register copyrights covering our principal e-commerce websites.

As of December 31, 2014, we held 44 U.S. trademark registrations (some of which are registered in multiple classes), which include, among others, CAFEPRESS.COM, CAFEPRESS, the “cafepress” logo, CANVAS ON DEMAND, IMAGEKIND, LOGOSPORTSWEAR.COM and EZ PRINTS. We are in the process of registering additional trademarks supporting our business and we also claim common law trademark rights in numerous trademarks. We have registered our CAFEPRESS.COM and CAFEPRESS trademarks in numerous countries in Africa, Asia, Australia, Europe and North America.

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

Our standard content license agreement is typically for a term of three years, subject to termination in the event of an uncured material breach of either party and renewable for one year terms thereafter. Our third-party technology licenses are typically for a term of one to two years, with optional renewal clauses upon mutual agreement of the parties

We also rely upon certain unpatented proprietary manufacturing expertise, licensed third-party technologies, continuing technological innovation and other trade secrets to develop and maintain our competitive position. For certain of our proprietary know-how and processes, we rely on trade secret protection and confidentiality and invention agreements to safeguard our interests. We believe that many elements of our system, including technical processes, equipment and system designs, algorithms and procedures, which relate to our software controls, manufacturing process and methods of system design involve proprietary know-how, technology or data that are not covered by patents or patent applications. We have taken security measures to protect these elements. For example, all of our research and development personnel are required to enter into confidentiality and assignment of invention agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into non-disclosure agreements before we disclose any sensitive aspects of our technology, proprietary processes, sales data or business plans.

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

Employees

As of December 31, 2014, within our continuing operations we had 452 full-time employees, including 229 in production and operations, 77 in engineering, 97 in sales and marketing and 49 in general and administrative. Within our discontinued operations, we had 278 employees. In addition, each year during our fourth quarter, we hire significant numbers of short term seasonal employees at a number of our locations through temporary staffing agencies. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced a work stoppage.

Corporate and available information

CafePress Inc. was incorporated in Delaware in 1999. We completed an initial public offering of our common stock in April 2012 and our common stock is traded under the NASDAQ Global Select Market symbol “PRSS.” We maintain our headquarters in Louisville, Kentucky as well as corporate offices in San Mateo, California, and additional offices and production facilities in Raleigh, North Carolina, Norcross, Georgia and Cheshire, Connecticut.

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

Risks related to our business

Our results of operations are subject to significant quarterly and other fluctuations due to a number of factors that could adversely affect our business and, as a result, the trading price of our common stock.

Our revenues and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, some beyond our control. Factors relating to our business and its operations that may contribute to these fluctuations include the following:

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

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenues or operating performance. In particular, due to the seasonality of our business, our revenues in the first quarter of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this trend to continue for the foreseeable future.

We may not achieve or sustain profitability or avoid net losses in the future. Our growth rates in the future, if any, may fluctuate or not be sustainable or may decrease. In addition, our ability to be profitable depends in the foreseeable future on our ability to control our costs and operating expenses, which have increased and we expect to further increase. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenues at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenues, our business, financial condition and results of operations will be negatively affected.

A future downturn in our business, slow or no growth of new business opportunities, or a sustained decline in our stock price may result in an impairment of goodwill or intangible assets, which could adversely affect our results of operations.

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

As of December 31, 2014, we had goodwill of $20.5 million and intangible assets of $5.8 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Subsequent to the date of our annual goodwill impairment test and our second quarter earnings release on August 12, 2014, our stock price decreased by more than 35%, we had a management change, and we had changes in certain strategic objectives and operations. As a result, we have carried out additional goodwill impairment tests as of September 30, 2014 and December 31, 2014. These tests have indicated that there was no impairment as of those dates. We believe that our market capitalization has been disproportionately impacted by our change in management, lack of market visibility to forecasted earnings for the year, and limited trading volume to absorb sales by institutional investors. In addition, we believe that our multiples, other third party evidence of fair value, and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. However, a sustained decline in our stock price and resulting market capitalization, delays in expected new business opportunities associated with retail distribution channels and our CafePress Services partnerships, unforeseen losses of any significant existing retail distribution channel partners, our inability to achieve planned profitability improvements in 2015 or beyond, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $20.5 million goodwill balance or our $5.8 million intangible asset balance in the future. The strategic alternatives we have recently undertaken may impact the overall valuation of goodwill. In addition, any future downturn in our business, slower than expected growth of new business opportunities associated with retail distribution channels or our CafePress Services partnerships, failure to achieve planned profitability improvements in the future, changes in market conditions or a sustained decline in the market price of our stock may result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which in turn could materially and adversely affect our results of operations for those periods.

Due to the foregoing factors, our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may be materially and adversely affected.

We depend heavily on the continued success of our core business of selling user-designed products in our online marketplace CafePress.com, and any event that adversely affects our sales of user-designed products could harm our business and results of operations.

A significant proportion of our revenue has been derived from the online sale of user-designed products through our marketplace CafePress.com and through distribution channels derived from that marketplace. As a result the continued performance of our marketplace is dependent on continued flow of user-generated content into the creation of products. We expect that the sales of user-generated design products will continue to comprise a majority of the revenue of our CafePress.com business and of our business overall. Our users rarely exclusively use our e-commerce platform to sell their designs. Users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and thus affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. Our tools and platform offerings may not remain competitive with those of our competitors. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to sustain the growth of our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.

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

Intense competitive pressures, particularly failure to meet consumers’ price expectations, may harm our business and results of operations.

Demand for our products and services may be impacted by consumer price sensitivity, particularly in times of recession or recovery, slow economic growth or consumer uncertainty and conservatism. Many external factors, including our production and personnel costs, the cost of raw materials, particularly the price of cotton, content selection or consumer sentiment or spending, available product mix and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet consumers’ price expectations, we could lose customers or fail to attract new customers, which would harm our business and results of operations.

Changes in our pricing strategies across channels have had, and may continue to have, a significant impact on our revenues and net income. We frequently make changes to our pricing structure in order to remain competitive but that may result in lower profit margins. Most of our products are also offered by our competitors. In particular, competitive offerings in apparel have put pressure on pricing and increasingly impacted sales performance in that product category. If in the future, we significantly reduce prices on our products without a corresponding increase in volume or decrease in cost of goods sold, or raise prices without maintaining the volume of goods sold, it would negatively impact our revenues and could adversely affect our gross margins and overall profitability.

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

Some of our current and potential competitors have significantly greater financial, marketing and other resources than us, including significant brand recognition, sales volume and customer bases. In addition, other online retailers may be acquired by, receive investment from or enter into strategic relationships with well-established and well-financed companies or investors which would strengthen their competitive positions.

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

We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brands are critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve for varying multichannel experiences;

•	our ability to increase brand awareness among existing and potential strategic distribution channels, corporate partners and consumers through various means of marketing and promotional activities;

•	our ability to retain and expand our network of buyers and sellers through developing Internet communication methods, such as mobile platforms and social media channels;

•	the efficiency, reliability and quality of our products, services and retail websites, or marketplace, experiences; and

•	our ability to protect personally identifiable information and credit card data and perceived weaknesses in data privacy or security practices or product quality problems of our service or other e-commerce websites, such as that experienced in EZ Prints product offering in our hosted e-commerce services platform. See “—Failure to protect confidential or personally identifiable information of our customers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation and brands and substantially harm our business and results of operations.”

In developing our strategic distribution model, we have relied heavily on the reputation and brand awareness of the company’s historic operations. In relying on such distribution partners to fuel revenue growth, we are in turn relying on the continued impact of our brand with such retail and corporate partners.

If we are unable to maintain our reputation, further enhance our brand recognition and increase positive awareness of our websites, our results of operations and business may suffer.

If we are unable to attract customers or increase Internet traffic to our websites and manage changes in the manner by which customers access of our websites in a cost-effective manner or at all, our business and results of operations could be harmed.

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

We continue to develop ways to optimize the consumer experience on our websites, products and services through mobile devices, which provide particular challenges given the graphics intensive user experience involved in shopping, creating and selling content based products online. If we are not able to successfully translate our websites for mobile use and traffic from mobile devices continues to accelerate at current rates, our results of operations may be impacted.

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

We believe we will need to address additional markets and sales channels, and attract new business partners, content providers and consumers to further grow our business. To access new sales channels, we must build and maintain new processes in which to feed our product catalogues to corporate distribution partners. To access new markets and consumers, we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized language websites in different countries. There is no guarantee we will be successful in this expansion. We continually seek to offer our array of e-commerce customization and products and services to new customers in existing channels and to expand the reach of our distribution channel partnerships. If we are unsuccessful in expanding the scope of those relationships, we may not grow our operations and businesses as fast as we would like.

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

As we continue to expand our new strategic and sales channel partnerships, our dependence on third parties for the generation of significant revenue growth increases. Partners may make changes to their technology or product road maps or choose to enter the customization business themselves and we thus may have little control over those strategic choices. For example, Amazon.com Inc. recently changed its marketing partner approach by placing limits on many marketplace items by category, which drastically reduced our SKUs distributed on their platform. As a result, we had to alter our marketing strategy rapidly to accommodate the changes and such alterations impacted our revenue growth in unanticipated ways.

If we are unable to manage scale or growth of our business or to execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have experienced in the past periods of rapid growth and acquisitions that have placed, and continue to place, significant strain on our management and resources. We anticipate that we will need to continue to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting, legal and other internal management and control systems. We also have expanded our production and logistics centers and distribution network to accommodate more customer orders and provide better coverage of our target markets. The recent expansion of our production and logistics centers and distribution network may put pressure on our managerial, financial, operational and other resources. If we are unable to effectively manage our expanded logistics operations and control increasing costs, our growth potential, results of operations and business could suffer. Transitions in executive leadership, and resulting changes in strategic and operational focus, have created and will continue to create challenges in our operations and execution. We may not successfully navigate our executive leadership transitions. Additionally, we will need to continue to expand, recruit, train, manage and motivate our workforce and manage our relationships with existing and new business partners, suppliers, third-party service providers and content providers. Our strategies also include streamlining our product and service offerings, which will require us to work with different groups of suppliers and address the needs of different kinds of consumers. We may incur significant costs in trying to expand our offerings into these new areas or fail to successfully execute the roll-out of these new offerings. All of these endeavors involve risks and require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects, as well as our operating results.

We have experienced significant turnover in our senior management and our business may be adversely affected by the transitions in our senior management team or by our inability to effectively handle our transition and any future succession planning.

We are highly dependent on the executive leadership of members of our senior management and key employees as our success depends, in large part, on the continued contributions and strategic vision of our senior management team for CafePress Inc. as well as those other key personnel who manage our individual website properties. In addition, we have not entered into long-term employment agreements or non-compete agreements with members of our senior management team. Our employees can terminate their employment with us at any time. We have experienced turnover in several of our senior executive positions, including our Chief Executive Officer in August 2014, our Chief Financial Officer in March 2014 and the President of CafePress.com announced his transition out of the position in November 2014. Effective August 4, 2014, Fred E. Durham III was appointed as our Chief Executive Officer, Garett Jackson, who was previously serving as our interim Chief Financial Officer, was appointed as our Chief Financial Officer, and Maheesh Jain was appointed as our Chief Marketing Officer. We are not yet able to gauge the reaction of the market or our customers to these management changes and the strategic transitions that might follow such changes. These transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, the loss of further members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

We may not realize the anticipated benefits of our recent divestitures or of any prior or future acquisitions, which in turn could materially and adversely affect our business, financial condition and prospects.

We recently completed the divestitures of our Arts and Groups businesses as part of our previously announced review of strategic alternatives. We may not fully realize the anticipated benefits, if any, of these divestitures, such as streamlining our business and enabling us to focus more resources on strengthening our core business.

In addition, in recent years, we have engaged in acquisition opportunities, including businesses of which we have subsequently divested ourselves as discussed above. We may be unable to successfully integrate the remaining businesses we have acquired or any businesses that we may acquire in the future or to realize the anticipated benefits of any such acquisitions. The successful integration of any acquired business as well as the retention of personnel require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses requires significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. In some of our prior acquisitions, earn-out targets were not achieved and in some instances either disputes occurred or modifications were made. We may enter into other modifications or settlements of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities. Failure to realize the anticipated benefits of our divestitures, or of any prior or future acquisitions, could materially and adversely affect our business, financial condition and prospects.

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

We have built our business by providing consumers an outlet for self-expression through unique or customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong opinions on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company or its management team. Additionally, because our service provides a platform for the expression of controversial ideas and humor, our site could be the target of negative social media or petition campaigns, computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. Our distribution and channel partners may likewise become uncomfortable with aspects of our user-generated content business model in light of their own content usage policies and may cut back or refuse to display our products or otherwise limit our merchandising opportunities thus impacting our results of operations. We believe we must maintain a balance among the encouragement of self-expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our mutual desire to protect our brands and our companies. If we fail to maintain this balance and lose partners, customers, or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their content or products without fear of negative reflection on their brand images, we risk damage to our brands and reputation and ultimately our business and results of operations.

Because our sales and revenues rely on consumer spending of discretionary income, uncertain macroeconomic conditions in the United States and world economies may materially and adversely affect our financial results.

The majority of our revenues are generated from sales through our consumer e-commerce websites and our customized products are largely found in categories of consumer goods that would be deemed non-essentials. As a result, our sales are driven largely by discretionary consumer spending habits and preferences. Historically, consumer purchasing on discretionary items declines during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. While not always directly related to actual consumer behavior, macro-economic conditions such as global currency and debt concerns, stock market volatility, levels of unemployment, increased fuel or commodity prices and transportation costs, and conditions in the commercial consumer lending and housing markets, among other factors, fuel uncertainty over future macro-economic conditions and prospects of a prolonged recessionary spending climate. Many other factors contribute to economic conditions in the U.S., including taxation and distribution concerns. Deterioration of macroeconomic conditions in the near term or long term, or the perception that such deterioration might occur, could reduce demand for our products either temporarily or in the long term. Our revenues could likewise decline and our results could be materially and adversely affected by such trends. Our ability to anticipate, identify and respond quickly to consumer spending pressures and prevailing economic conditions will be challenged if such economic uncertainties continue or particularly during peak periods for our sales that historically have occurred in our fiscal fourth quarter.

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

The facilities of our third-party suppliers are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. For example, the majority of our suppliers are located in the United States and China in areas with above-average catastrophic weather instability and seismic activity and which are subject to typhoons, tsunamis and other natural disasters. Additionally, since a significant portion of our revenues are attributed to cotton apparel and because we do not currently engage in any cotton or other commodity-related hedging activities, we are particularly susceptible to issues affecting the cotton growing and production industry. Any catastrophic loss to any of these facilities or disruptions in the production of cotton would likely disrupt our operations, delay production and shipments, and result in a delay or loss of revenues or cause us to incur significant expenses to repair or replace the facility or to purchase critical inventory for creation of our products.

If we become subject to liability for content that we print and distribute through our service, our results of operations would be adversely affected.

As an Internet service provider that prints content provided by others, we face allegations related to, and potential liability for, negligence, copyright or trademark infringement or other claims related to the goods created from user-generated uploads to our service. Intellectual property law for secondary liability for copyright infringement is particularly uncertain in many jurisdictions. We also may face allegations related to, and potential liability for, content uploaded from our users in connection with claims of defamation, racism, hate speech, obscenity or pornography that may be embodied in user expression. As globally available websites, we also receive inquiries about content that may be illegal or insensitive to cultural norms not only in the United States but worldwide, and those sensitivities may differ widely.

Despite our status as service provider and not a publisher, we also face allegations of infringement and potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. In addition, a number of our entertainment, publishing and corporate content providers impose limitations and conditions on our use of their licensed content, and our failure to implement and abide by these terms could result in our loss of these licenses, damages to our reputation and potential liability for breach of contract and copyright or trademark infringement. In particular, any legislative developments or litigation outcomes in copyright law under the Digital Millenium Copyright Act that negatively impact our protections from liability for infringement could have consequences for us in our operations and increase litigation costs for the defense of any litigation that might arise due to such changes or developments.

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

We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of certain confidential information, including credit card numbers and personally identifiable customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. In the fall of 2014, we experienced a security breach in certain hosted websites operated by EZ Prints for a large nation-wide retail customer that resulted in the consumer personal data and credit card information of approximately 1,900 customers being exposed to hackers. The intrusion exposed a previously undetected vulnerability in software used in the architecture of our EZ Prints product offering. As a result, the supported sites were taken offline for a period of time and remediation efforts required and diverted significant resources in efforts to identify and assess the security breach. We have since remediated the immediate issues and further strengthened site security company-wide, but there can be no assurances that our newly enhanced security measures will be sufficient to prevent future attacks by sophisticated hackers or others who seek to access consumer data. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our websites. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

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

We accept payment by a variety of methods and a substantial majority of our net revenues are derived from credit card sales. This in turn exposes us to increased risks of dependence on third-party payment processing service providers, as well as risks associated with higher transaction fees, compliance matters and fraud.

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and other payment services. As we offer new payment options to our customers, we may be subject to additional fees, additional regulations, compliance requirements and fraud. To date, the substantial majority of our net revenues have been derived from credit card sales. As a result, we believe our business is vulnerable to any disruption in our customer payment processing capabilities and third-party processor disruptions. In most geographic regions, we rely on three or four third-party companies to provide payment processing services, including the processing of credit cards, debit cards and other payment services. If any of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers. We may not be able to do so on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming. Additionally, as we typically experience increased activity from November through December each year due to increased retail activity during the holiday season, any disruption in our ability to process customer payments in the fourth quarter could have a significant and disproportionate negative impact on our business.

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

We must anticipate the popularity of products and purchase blank inventory and secure sufficient supplies before customizing and selling them to our customers. Across all of our businesses, we must manage differing demand and inventory controls to accurately forecast and protect against risks. If we fail to adequately predict demand and experience an unexpected peak in production, our production times will suffer, which may result in damage to our reputation and business. For example, if we do not have an adequate supply of ink due to periods of unexpected peak demand, our ability to print and deliver products may be delayed. Conversely, any over purchase of ink or other supplies exposes us to risks of obsolete or excess inventory. Under some of our current supply agreements, we enjoy flexible policies for returning the unsold items to our suppliers. In order to secure more favorable business terms, we have entered into and plan to continue to enter into purchase arrangements with our suppliers with more restrictive return policies or with commitments to purchase larger quantities of inventory or supplies. For example, some of our contracts with suppliers contain restrictions on our ability to return products, such as caps on the amount of products that can be returned, and we may lose preferential pricing terms for such products if we exceed these caps, which could materially affect our profit margins. If we are unable to correctly predict demand for the products that we are committed to purchase, we will be responsible for covering the cost of the products that we are unable to sell, and our financial condition and results of operations would likely suffer.

We largely depend on overseas suppliers for blank inventory and if we do not appropriately manage the risks related to product safety and quality, we may face regulatory actions or recalls and our operating results will be harmed.

Manufacturers in China are the source of much of the blank inventory we utilize in the creation of customized products for sale on our websites, whether sourced from vendors directly by our supply managers or purchased through our business or fulfillment partners. Regulatory oversight of manufacturing in China is not subject to the same standards of product safety or supply chain scrutiny as may be expected in the United States. One or more of our vendors might not adhere to U.S. quality or legal standards, and we might not identify the deficiency before merchandise ships to our customers. As an example, The Transparency in Supply Chains Act of 2010 in California also requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. Our distribution partners also maintain global sourcing policies with which we must comply in order to maintain business relationships. Such policies require us to monitor our supply chain and there is no guarantee we will be able to do so consistently and successfully over time and secure a price that is not otherwise damaging to our business. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. We rely on indemnities from suppliers and manufacturers with respect to the goods we customize and that protection may or may not be enough to shield us from liability for quality deficiencies. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a later recall, which could damage our reputation, our brands and our customers’ brands and harm our business. While we have never been subject to a product recall, there can be no guarantee that we will not face one in the future and the costs associated with such a recall may be substantial. Recently enacted legislation has given the United States Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies such as ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our business and operating results.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly and time-consuming.

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of December 31, 2014, we had nine issued patents and three patents pending in the United States, which relate to our e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

We also rely upon certain unpatented proprietary manufacturing expertise and modeling methods and designs, licensed third-party technologies, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we enter into confidentiality and invention assignment agreements with our employees and third parties to protect our intellectual property, certain confidentiality and invention assignment agreements may be limited in duration or deemed by a court to be unenforceable. Moreover, these confidentiality and invention assignment agreements could be breached, potentially in ways that we may not immediately detect, and thus may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets and proprietary manufacturing expertise, methods of system design, other methods and materials could have a material adverse effect on our business. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries where we operate, we have not applied for patent, trademark or copyright protection.

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could harm our business, financial condition or operating results. Policing unauthorized use of proprietary technology can be difficult and expensive and potentially subjects our intellectual property rights to validity and enforceability challenges. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and time-consuming and may divert management attention and other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

We may face infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or prohibit us from conducting our business.

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We have been and may continue to be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. E-commerce companies and divisions have been particularly the target of speculative patent infringement claims in recent years. For example, in January 2013, Express Card Systems LLC filed suit against us and in a separate suit, against partner Target Corporation, for which we have an indemnification obligation for the licensed platform. CafePress settled both suits in May 2013 on behalf of itself, EZ Prints, its wholly-owned subsidiary, and its partner Target Corporation. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time-consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential partner customers of our products or services deferring, limiting or ceasing their purchase or use of our website services until resolution of such litigation.

We are involved in legal proceedings that may result in adverse outcomes.

In addition to the potential infringement claims otherwise described above, we may be involved in claims, suits, government investigations, and regulatory proceedings arising in the ordinary course of our business, including actions with respect privacy, data protection, law enforcement, taxes, labor and employment claims as well as stockholder derivative actions, class actions lawsuits and other matters. For example, in 2013, we were named, among other defendants, in purported class action lawsuits on behalf of purchasers of shares issued in our IPO and thereafter.

Regardless of the outcome, such legal proceedings can have an adverse impact on us because of the legal defense costs, diversion of our Board of Directors, management and other personnel’s time and resources, and other factors and expenses. In addition, it is possible that resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, penalties, consent decrees or orders preventing us from offering certain features in our product offerings or services, requiring changes in our business practices or revenue models, or damaging our reputation with customers, business partners or investors, any of which in turn could adversely affect our business, operating results, and financial condition.

We are subject to, and will soon be subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, and our management has limited experience managing a public company.

We have limited experience as a public company and will incur significant legal, accounting and other expenses, particularly after we cease to be an “emerging growth company” that we did not incur as a private company. The individuals who constitute our management team have limited experience managing a publicly traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to compliance initiatives and we may not successfully or efficiently manage our transition into a public company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While the Jumpstart Our Business Startups Act, also known as the JOBS Act, enacted in April 2012, provided us with additional time to achieve full compliance, the regulations surrounding Section 404 of the Sarbanes-Oxley Act has required us to, and will continue to, incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, these rules and regulations will continue to increase our legal, accounting and financial compliance costs and will make some corporate activities more time-consuming and costly than private company compliance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers and will make securing directors’ and officers’ liability insurance more expensive.

We identified a material weakness in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

In connection with the preparation of our consolidated financial statements for the year 2014, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S.A. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness related to improper reconciliation procedures that did not identify the incorrect processing of certain accounts payable, prepaid inventory and receiving procedures mostly related to additional charges on international orders, such as freight and import duty, which led to the balances in certain liability accounts being understated, certain asset accounts being overstated, and costs of goods sold expenses being understated in prior years. Our independent registered public accounting firm did not and was not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2013 and 2014 in accordance with the provisions of the JOBS Act.

We believe as of December 31, 2014 the balances are properly stated. After detecting the material weakness, additional close procedures were performed, including a full review of the vendors associated with the misstatement, (which are an isolated subset of the total population relating to international vendors) and an updated reconciliation process. However, we cannot assure you that we will not continue to have a material weakness in our internal control over financial reporting. In addition, we cannot be certain that any measures we undertake will successfully remediate this material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

If we are unable to successfully improve internal controls, or detect weaknesses or errors in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected as well as our ability to attract investors in our stock.

We have implemented and continue to adopt measures to improve our internal controls. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. As discussed above, we have identified a material weakness in our internal controls over financial reporting for the years ended December 31, 2013 and 2014. In addition, we have in the past experienced deficiencies in internal controls, and while the dollar amounts involved were not material and we believe we have remediated these deficiencies, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a revision or restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

If our management of internal controls is not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information or significantly increased costs in rectifying such issues, which could lead to a decline in our stock price.

We currently operate on several separate general ledgers as a result of dispersed finance groups located at our different plant operations due to historic acquisitions which have not been fully integrated. Management of the general ledgers requires the increased review and vigilance of our corporate finance team and attaches increased costs to our annual audit process given the size and complexity of our business. We have incurred and will continue to incur high corporate governance costs to ensure our controls practices meet the required standards. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information or cause us to incur material increase in the costs associated with our corporate governance. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. Any dramatic increased costs could impact our results in operations and stock price could be materially adversely impacted.

Risks related to our industry

Uncertainties regarding the growth and sustained profitability of business-to-consumer e-commerce could adversely affect our revenues and business prospects and the trading price of our common stock.

The long-term viability and prospects of e-commerce remain relatively uncertain. Our future operating results will depend on numerous industry-related factors, including:

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

A decline in the popularity of shopping on the Internet in general or a shift in the devices used that are not optimal for viewing our sites, a decline in interest in customized goods as a retail trend or any failure by us to adapt our websites and improve the online shopping experience of our customers in response to consumer requirements and tastes, will harm our revenues and business prospects.

We are involved in legal proceedings that may result in adverse outcomes.

In addition to the potential infringement claims otherwise described above, we may be involved in claims, suits, government investigations, and regulatory proceedings arising in the ordinary course of our business, including actions with respect privacy, data protection, law enforcement, taxes, labor and employment claims as well as stockholder derivative actions, class actions lawsuits and other matters. For example, in 2013, we were named, among other defendants, in purported class action lawsuits on behalf of purchasers of shares issued in our IPO and thereafter.

Regardless of the outcome, such legal proceedings can have an adverse impact on us because of the legal defense costs, diversion of our Board of Directors, management and other personnel’s time and resources, and other factors and expenses. In addition, it is possible that resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, penalties, consent decrees or orders preventing us from offering certain features in our product offerings or services, requiring changes in our business practices or revenue models, or damaging our reputation with customers, business partners or investors, any of which in turn could adversely affect our business, operating results, and financial condition.

We have been named as a defendant in a purported securities class action lawsuit, which could cause us to incur substantial costs and divert management’s attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On July 10, 2013, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. On July 14, 2013, a second, similar complaint was filed, and these complaints were later consolidated in 2014 into one lawsuit. These and any future lawsuits to which we may become a party will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations.

Our international sales and operations subject us to additional risks that may materially and adversely affect our business and operating results.

We plan to continue to target customers in countries outside the United States. We maintain websites localized to the markets in the United Kingdom, Australia and Canada. Additionally, we utilize contract manufacturing operations through partners in the Czech Republic and Australia. In connection with our international presence we are subject to a variety of risks including:

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

We recently ceased providing translated sites in Germany, Spain, France, Ireland and New Zealand as part of our efforts to better focus on growing our business in our core international regions including the UK, Canada and Australia. Our success globally will depend on our ability to anticipate and effectively manage these and other risks associated with our international presence. Our failure to manage any of these risks successfully could harm our international reputation and reduce our international sales, adversely affecting our business, operating results and financial condition.

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

We account for unredeemed gift cards, gift certificates, and flash deal promotions through group-buying websites and merchandise credits based on historical redemption data. In the event that our historical redemption patterns change in the future, our estimates for redemption would change, which would affect our financial position or operating results. Further, in the event that a state or states were to require that the unredeemed amounts be escheated to such state or states, our business and operating results would be harmed. As mentioned above, we also participate in flash deal promotions through group-buying websites such as Groupon. Due to the emerging development of this business model, the terms and conditions of these programs continue to evolve and the taxation, legal and other potential regulatory implications of these sales activities have yet to be fully settled. Based on the terms of the agreements that we have entered into to date, and based on management’s judgment in the evaluation of the criteria in the authoritative accounting guidance, we have concluded that we are the primary obligor in these transactions and have recorded revenues on a gross basis and the fees retained by the group-buying website as sales and marketing expense. We will continue to evaluate changes in the terms and conditions of these programs, or changes in accounting guidance in determining our accounting for these programs. There can be no guarantee that the legal, accounting and customer service approaches we have taken to these programs will be deemed appropriate in the future. Changes in the terms and conditions of these programs or our evaluation of our performance obligations and associated tax, escheatment and other obligations associated with these programs could have a material adverse effect on our business, operating results or financial position or otherwise harm our business.

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

We also make payments to our users where they upload content and license to us for the creation of online products and/or storefronts. We believe it is our content owners’ obligation to pay taxes on their percentage of proceeds from such sales from sales. In the U.S., we issue appropriate tax forms disclaiming the withholding on taxes on such sales. U.S. law remains unsettled on taxation of sales made in the U.S. for which we may owe payments to licensors who reside outside the U.S., and we are continuing to evaluate potential withholding obligations in connection with those sales. There is no guarantee that such procedures will be appropriate to disclaim taxable nexus in every state and foreign country in the future and we continually review such positions on a regular basis for recent developments.

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

Risks related to ownership of our common stock

Our stock price has been volatile, may continue to be volatile and may decline regardless of financial performance.

The market price for our common stock has fluctuated and may continue to fluctuate in response to a number of factors, including:

•	actual or anticipated fluctuations, including seasonal variations, in our financial condition and operating results;

•	changes in the economic performance or market valuations of other e-commerce companies or companies perceived by investors to be comparable to us;

•	our announcement of actual results for a fiscal period that are higher or lower than projected results, our announcement of revenues or earnings guidance that is higher or lower than expected, our withdrawal of previously issued guidance or our decision not to provide guidance;

•	loss of a significant amount of existing business;

•	issuance of new or updated research reports by securities analysts, including the publication of unfavorable reports or changes in recommendation or downgrading of ratings on our common stock;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	lack of coverage of us by industry or securities analysts;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	fluctuations in the supply and prices of materials used in our products, such as cotton;

•	share price and volume fluctuations attributable to inconsistent or low trading volume levels of our shares, to erratic or unpredictable investor activity, or to purchases or sales or large amounts of our stock, including by institutional or other investors;

•	commencement of, our involvement in, litigation;

•	terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	general economic and market conditions.

For example, from March 29, 2012 through December 31, 2014, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of December 31, 2014, our stock price closed at $2.35 and as of March 27, 2015 was $3.49.

We have a relatively small public float, which may further contribute to volatility in our stock price.

We have a relatively small public float due to the ownership percentage of our executive officers and directors and greater than 10% stockholders. As a result, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other significant stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.

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

We have been named as a defendant in a purported securities class action lawsuit, which could cause us to incur substantial costs and divert management’s attention, financial resources and other company assets.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On July 10, 2013, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. On July 14, 2013, a second, similar complaint was filed, both of which were later consolidated in 2014 into one lawsuit. These and any future lawsuits to which we may become a party will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations.

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

Anti-takeover provisions in our amended and restated certificate of incorporation, amended and restated bylaws and in Delaware law generally contain provisions that could discourage a takeover.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Facilities

As of December 31, 2014, our properties consisted of the following locations:

Principal use	Location	Square footage	Lease expiration
Corporate Offices	San Mateo, California	21,441	March 31, 2018
Corporate Offices and Production Facilities	Louisville, Kentucky	331,165	July 31, 2018
Offices and Production Facilities	Norcross, Georgia	69,942	March 31,2016
Offices and Production Facilities(1)	Raleigh, North Carolina	55,000	December 31, 2015
Offices and Production Facilities(1)	Cheshire, Connecticut	12,000	March 31, 2027

We believe that current facilities are sufficient to meet our needs for the foreseeable future and should additional space be needed, such space can be leased on commercially reasonable terms to accommodate any future growth.

(1)	In connection with our Art and Groups business asset sales, we will no longer lease these facilities beyond March 2015. See Note 5, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

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

We are negotiating an agreement to resolve the litigation as of March 28, 2015. As currently contemplated, the agreement (which is subject to final documentation and approval) will call for a payment of $8.0 million to the plaintiffs in resolution of all claims against us and our officers and directors, of which our liability insurers will contribute approximately $7.5 million and we will contribute approximately $0.5 million. Any final agreement will be subject to negotiation and execution of a formal settlement agreement, reaching certain agreements with our liability insurers, and approval by the court. There can be no assurance that such an agreement will be finalized or that its final terms will be the same as those currently contemplated. We and the individual defendants continue to deny all allegations in the lawsuit.

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

Market for our common equity

After the pricing of our initial public offering on March 29, 2012, our common stock has traded on the NASDAQ Global Select Market under the symbol “PRSS.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated:

Fiscal Year 2013	High	Low
First Quarter	$7.31	$5.53
Second Quarter	$6.81	$5.63
Third Quarter	$7.27	$5.72
Fourth Quarter	$6.78	$5.57

Fiscal Year 2014	High	Low
First Quarter	$6.80	$5.26
Second Quarter	$6.04	$5.09
Third Quarter	$5.35	$3.13
Fourth Quarter	$3.29	$1.96

On March 27, 2015, the last sale price for our common stock on NASDAQ was $3.49 per share.

Stockholders

As of March 23, 2015, according to the records of our transfer agent, there were approximately 113 registered holders of our Common Stock excluding stockholders whose shares were held in nominee or street name by brokers.

Dividends

We have never declared or paid any cash dividends on shares of our capital stock. Our Board of Directors will determine whether to declare any future dividends, if any, in its discretion subject to applicable laws. Any such determination will depend on our financial condition, results of operations, capital requirements, bank covenants, general business conditions and any other factors our Board of Directors may deem relevant

Securities authorized for issuance under equity compensation plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Stock performance graph

We have presented below the cumulative total return to our stockholders during the period from March 29, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among CafePress, Inc., the NASDAQ Composite Index

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

The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. Prior year financial statements have been recast to reflect the sale of our Invitation box.com business assets as of December 31, 2014 and the sale of our Art and Groups business assets in the first fiscal quarter of 2015, within discontinued operations. We also revised our previously-issued consolidated financial statements to reflect certain immaterial error corrections. See Note 2, Summary of Significant Accounting Policies. See Note 5, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

	Year ended December 31,
	2014	2013(7)	2012(7)	2011(7)	2010(7)
	(in thousands, except per share data)
Consolidated statements of operations data:
Net revenues	$153,210	$171,773	$155,999	$141,636	$117,755
Cost of net revenues(1)	100,780	110,403	96,179	80,948	66,766

Gross profit	52,430	61,370	59,820	60,688	50,989
Operating expenses:
Sales and marketing(1)	33,581	38,984	33,745	29,574	23,599
Technology and development(1)	18,392	18,194	12,870	11,628	13,552
General and administrative(1)	20,581	15,524	13,537	11,645	8,560
Acquisition-related costs	(122)	(3,213)	820	—	—
Restructuring costs	491	—	—	—	—

Total operating expenses	72,923	69,489	60,972	52,847	45,711

(Loss) income from operations	(20,493)	(8,119)	(1,152)	7,841	5,278
Interest income	18	40	76	56	116
Interest expense	(113)	(167)	(169)	(185)	(215)
Other (expense) income, net	6	(6)	—	—	242

(Loss) income before income taxes	(20,582)	(8,252)	(1,245)	7,712	5,421
Provision (benefit) for income taxes	(2,761)	6,180	(385)	2,475	2,048

Net (loss) income from continuing operations	(17,821)	(14,432)	(860)	5,237	3,373
(Loss) income from discontinued operations, net of tax	1,914	519	472	(1,751)	(796)

Net (loss) income	$(15,907)	$(13,913)	$(388)	$3,486	$2,577

Net (loss) income per share of common stock(2):
Basic:
Continuing operations	$(1.03)	$(0.84)	$(0.06)	$0.36	$0.20

Discontinued operations	$0.11	$0.03	$0.03	$(0.20)	$(0.10)

Diluted:
Continuing operations	$(1.03)	$(0.84)	$(0.06)	$0.34	$0.19

Discontinued operations	$0.11	$0.03	$0.03	$(0.20)	$(0.10)

Shares used in computing net (loss) income per share of common stock(2):
Basic	17,308	17,143	15,021	8,798	8,308
Diluted	17,443	17,318	15,416	9,403	8,860

	Year ended December 31,
	2014	2013 (7)	2012 (7)	2011 (7)	2010 (7)
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$30,649	$33,335	$31,198	$27,900	$19,276
Short-term investments	—	3,475	9,403	8,437	10,033
Working capital	31,296	10,093	13,265	17,707	15,727
Total assets	122,485	141,201	157,811	89,114	72,130
Total indebtedness	1,458	2,613	3,707	3,174	3,020
Convertible preferred stock	—	—	—	22,811	22,811
Total stockholders’ equity	70,185	82,670	92,737	25,354	17,273

(1)	Amounts include stock-based compensation expense as follows:

	Year ended December 31,
	2014	2013 (7)	2012 (7)	2011 (7)	2010 (7)
	(in thousands)
Cost of net revenues	$162	$177	$204	$136	$147
Sales and marketing	379	332	515	504	468
Technology and development	321	281	226	258	561
General and administrative	2,020	2,342	2,363	1,319	980

Total stock-based compensation expense	$2,882	$3,132	$3,308	$2,217	$2,156

(2)	Please see notes 2 and 12 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except key operating metrics) (unaudited)
Other financial and non-GAAP financial data:
Adjusted EBITDA(3):
As revised	$(6,328)	$2,334	$9,079	$15,627	$13,702
As previously reported	N/A	2,445	9,532	15,805	13,524

Capital expenditures	5,705	10,274	11,012	5,373	5,836
Key operating metrics:
Total number of orders(4)	5,127,823	6,096,429	4,300,021	3,145,178	2,553,490
Average order size(5)	$30	$27	$36	$45	$46
Average order size excluding EZ Prints (5)(6)	$39	$40	$42	$45	$46

(3)	Adjusted EBITDA is a non-GAAP financial measure that our management uses to assess our operating performance and it is a factor in the evaluation of the performance of our management in determining compensation. We define Adjusted EBITDA as net income (loss) less interest and other income (expense), provision for income taxes, depreciation and amortization, amortization of intangible assets, acquisition- related costs, stock-based compensation and impairment charges.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year ended December 31,
	2014	2013 (7)	2012 (7)	2011 (7)	2010 (7)
	(in thousands) (unaudited)
Net income (loss)	$(17,821)	$(14,432)	$(860)	$5,237	$3,373
Non-GAAP adjustments:
Interest and other (income) expense	89	133	93	129	(143)
Provision for income taxes	(2,761)	6,180	(385)	2,475	2,048
Depreciation and amortization	8,454	8,073	5,653	5,569	6,268
Amortization of intangible assets	2,460	2,461	450	—	—
Acquisition-related costs	(122)	(3,213)	820	—	—
Stock-based compensation	2,882	3,132	3,308	2,217	2,156
Restructuring costs	491	—	—	—	—

Adjusted EBITDA	$(6,328)	$2,334	$9,079	$15,627	$13,702

(4)	Total number of orders represents the number of individual transactions that are shipped during the period. 2012 includes 722,744 orders from EZ Prints.
(5)	Average order size is calculated as billings for a given period divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period.
(6)	Represents average order size net of the EZ Prints acquired business.
(7)	Revised for errors as discussed in Note 2, Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements. See Note 2 for impact of errors on amounts related to 2013 and 2012. The following table presents selected data as originally reported for 2011 and 2010:

	Year ended December 31,
	2011	2010
Consolidated statements of operations data:
Net income from continuing operations	$5,357	$3,519
Loss from discontinued operations, net of tax	(1,751)	(796)

Net income	$3,606	$2,723

Net (loss) income per share of common stock(2):
Basic:
Continuing operations	$0.36	$0.20

Discontinued operations	$(0.20)	$(0.10)

Diluted:
Continuing operations	$0.35	$0.19

Discontinued operations	$(0.20)	$(0.10)

Shares used in computing net (loss) income per share of common stock(2):
Basic	8,798	8,308
Diluted	9,403	8,860

	Year ended December 31,
	2011	2010
Consolidated balance sheet data:
Working capital	17,976	15,873
Total assets	88,982	72,056
Total stockholders’ equity	25,620	17,419

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Strategic Transactions

Art business asset sale

On March 1, 2015, we completed the sale of our Arts business pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”), dated as of February 11, 2015, for $31.5 million, including $27.72 million in cash and $3.78 million in escrow for our indemnification obligations pursuant to an escrow agreement between us, Circle Graphics and the escrow agent.

In connection with the Art business asset purchase agreement, we also entered into a transition services agreement and a commercial agreement with Circle Graphics. The transition services agreement with Circle Graphics provides certain corporate support services that our Art business has historically received from us, is effective as of the closing date, and certain services can be provided for up to one year after close. The commercial agreement permits us to continue to sell Art products on our websites. If the fulfillment price provided by Circle Graphics is consistent with market prices, the Art products we sell on our websites must be exclusively fulfilled by Circle Graphics, providing Circle Graphics meet certain pricing criteria. The initial term of the commercial agreement is for a period of three years following the closing date.

Groups business asset sale

On March 6, 2015, we completed the sale of our Groups business, which engages in providing personalized apparel and merchandise for groups and organizations through our e-commerce websites (“Groups”), pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”) for $9.73 million, including $8.7 million in cash and $1.03 million in escrow for our indemnification obligations pursuant to an escrow agreement between us, Logo Sportswear and the escrow agent.

In connection with the Groups business asset purchase agreement, we also entered into a transition services agreement and a referral agreement with Logo Sportswear. The transition services agreement with Logo Sportswear provides certain corporate support services that our Groups business has historically received from us, is effective as of the closing date, and certain services can be provided for up to one year after close. Under the referral agreement we will continue to promote Logo product types on our websites and redirect potential customers from our websites to a Logo website. The initial term of the referral agreement is for a period of two years following the closing date.

Invitationbox.com business asset sale

On November 5, 2014, we entered into an asset purchase agreement with Phoenix Online LLC, a related party who subsequently separated from CafePress, which sold certain assets and liabilities of the Company’s InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years; b) 3% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for our guaranty of a certain assumed lease for up to $900,000; and c) 2% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for certain transition services to be provided by us. If and when such corporate guaranty is released or the underlying lease is terminated, and/or the transition services end then the additional cash revenue payments will cease.

The Art and Groups transactions closed in the first quarter of 2015. The Art and Groups businesses together represented approximately 35% of our total revenue in 2014. We have presented the Art and Groups businesses as assets and liabilities held for sale in our balance sheets and have included the Art, Groups and InvitationBox.com businesses as discontinued operations in our statements of operations in our consolidated financial statements included in this 10-K. We believe these strategic steps will provide us the resources required to focus on improving our core business, further enhance stockholder value and strengthen our balance sheet.

Prior year consolidated statements of operations have been recast to reflect the sale of our Invitation box.com business assets in 2014 and the sale of our Art and Groups business assets in the first fiscal quarter of 2015 within discontinued operations. Results of discontinued operations are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented, unless otherwise noted. See Note 5, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

As previously disclosed, our Board of Directors authorized the review of various strategic alternatives to streamline our operations, unlock shareholder value and strengthen our balance sheet, and retained Raymond James & Associates as our exclusive independent financial advisor to assist the Board of Directors in this review. Recent announcements of the closed divestitures of our Art, Groups and Invitation Box.com businesses are the successful result of our formal strategic evaluations process, which is now substantially completed; although we currently intend to continue with an ongoing general evaluation of our business overall.

Our Business

We are a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products through our flagship website, CafePress.com, as well as providing a robust platform of technology products and service offerings to allow corporate customers to leverage our online services for their own consumer customers with little up-front investment and no inventory.

Our facility in Louisville, Kentucky has innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order. Our proprietary processes enable us to produce a broad range of merchandise efficiently, cost effectively and quickly. We maintain custom printing production capabilities in Norcross, Georgia in connection with our EZ Prints, Inc. brand.

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

On August 3, 2014, Bob Marino resigned both as our Chief Executive Officer and from the Board of Directors, and Fred E. Durham III, a co-founder and member of our Board of Directors, was appointed to serve as our new Chief Executive Officer. Additionally, effective as of August 4, 2014, Garett Jackson, who was previously serving as our interim Chief Financial Officer, was appointed as our Chief Financial Officer, and Maheesh Jain was appointed as our Chief Marketing Officer. Mr. Marino continued in a consulting role with us for the remainder of 2014. Also, effective January 1, 2015, Sumant Sridharan terminated his role as our President of CafePress, Inc. Mr. Sridharan will continue in a consulting role with us for six months beginning January 2, 2015.

We monitor several key operating metrics including (from continuing operations):

Three months ended	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Key operating metrics:
Total number of orders	1,263,619	1,332,420	1,173,696	2,326,694	1,013,793	1,135,802	976,448	2,001,780
Average order size	$26	$26	$28	$28	$30	$29	$30	$29

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

Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, flash deal promotions through group-buying and social websites, display advertising and affiliate channels. We believe this expense is a key lever that we can use within our business as we adjust volumes to our target return on investment. We expect to continue to invest in sales and marketing expense in the foreseeable future to fund new customer acquisition, increase focus on driving repeat customer purchases, and build our brand.

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

As of December 31, 2014 we had fulfilled our obligations related to our previous acquisitions and therefore maintained no accrual for performance-based contingent consideration payments.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

We recognized breakage revenue for flash promotions of $0.7 million, $0.7 million and $1.4 million and the associated direct sales commission of $0.2 million, $0.1 million and $0.4 million for the years ended

December 31, 2014, 2013 and 2012, respectively. This increased operating income by $0.5 million, $0.6 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of the date of our annual goodwill impairment tests in 2014, we determined we had one operating segment and one reporting unit, which is consistent with 2013.

In performing our quantitative impairment tests, we determine the fair value of our reporting unit through a combination of the income and market approaches. Under the income approach, we estimate fair value based on a discounted cash flow model using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Under the market approach, we estimate the fair value of our overall business based on our current market capitalization, market comparables, or other objective evidence of fair value. Based on our annual impairment analyses performed as of July 1, 2014, which resulted in headroom of 22%, we concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

During 2014, our market value dropped to below our book value, we had management changes, and we had changes to certain strategic objectives and operations. We considered these items to be triggering events which resulted in additional goodwill impairment tests carried out at September 30, 2014 and December 31, 2014. As a result, we updated our quantitative impairment test using a combination of the income and market approaches. Based on our updated impairment analyses performed as of September 30, 2014, which resulted in headroom at 20%, and as of December 31, 2014, which considered cash flows from our continuing operations excluding the sale of our InvitationBox.com business assets in November 2014 for a nominal amount of cash and contingent consideration and formal offers to sell our Art business assets and our Groups business assets with closing expectations shortly following the December 31, 2014 valuation date, there was headroom of 27%. Therefore we concluded that step two of the goodwill impairment tests were not required at both September 30, 2014 and December 31, 2014, and no impairment was recorded.

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

Further, should some or all of our strategic alternatives fail to come to fruition, our assigned fair value could be impacted and result in the fair value of our reporting unit dropping below its book value. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Our intangible assets have an economic useful life and/or expire after a specified period of time and thus are classified as finite-lived intangible assets on our balance sheets. Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated economic life of the assets which range from three years to eight years. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. Factors that could result in an impairment review include, but are not limited to, significant underperformance relative to projected future operating results, significant negative industry or economic trends and changes in the planned use of assets. During the third and fourth quarters, we considered the impact of our annual and interim goodwill impairment tests, as well as the change in management and in certain strategic objectives and operations, on the recoverability of our long-lived assets. We concluded that there was no impairment of our long-lived intangible assets as of December 31, 2014. If our assumptions regarding forecasted revenue or margin growth are not achieved, or if certain strategic alternatives do not come to fruition, we may be required to record long-lived asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result.

In connection with the sale of InvitationBox.com assets in 2014, the Company eliminated $0.3 million of goodwill.

Income taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filings basis of existing assets and liabilities are expected to reverse.

During the quarter ended December 31, 2013, we recorded a non-cash income tax provision of $9.3 million to establish a valuation allowance, and further increased the valuation allowance to $12.9 as of December 31, 2014.

Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.

During the quarter ended December 31, 2014, we weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses and a forecast that projected future losses from operations in 2015, which we considered significant verifiable negative evidence. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Results of operations

Revision of Prior Periods

During the fourth quarter of 2014, we identified an error in our accounting for certain inventory purchases and other operating costs that was originally recognized in the fourth quarter of 2010 through the third quarter of 2014. The identified errors related to the incorrect invoice vouchering of prepayments of inventory purchases and certain operating expense transactions. We assessed the materiality of the errors on each financial period impacted in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements, but was material in the aggregate to the results of the fourth quarter of 2014 and therefore it was not recorded as an out of period adjustment. Accordingly, the financial statements provided herein have been revised to correct these errors. The adjustments related to years prior to 2012 are reflected as a $0.3 million increase to beginning Accumulated Deficit for 2012. The revision had no net impact on our net cash provided by operating activities for any period presented.

The following table presents the components of our statement of operations as a percentage of net revenues:

	Year ended December 31,
	2014	2013	2012
Net revenues	100%	100%	100%
Cost of net revenues	66	64	62

Gross profit	34	36	38
Operating expenses:
Sales and marketing	22	23	22
Technology and development	12	11	8
General and administrative	13	9	9
Acquisition-related costs	0	(2)	1
Restructuring costs	0	—	—

Total operating expenses	48	40	39

Loss from operations	(13)	(5)	(1)
Interest income	0	0	0
Interest expense	0	0	0
Other (expense) income, net	0	—	—

Loss before income taxes	(13)	(5)	(1)
Provision (benefit) for income taxes	(2)	4	0

Loss from continuing operations	(12)%	(8)%	(1)%

Effective tax rate	13.4%	(74.9)%	30.9%

Comparison of the years ended December 31, 2014 and December 31, 2013

The following table presents our statements of operations for the periods indicated:

	Year ended December 31,
	2014	2013	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$153,210	$171,773	$(18,563)	(11)%
Cost of net revenues	100,780	110,403	(9,623)	(9)

Gross profit	52,430	61,370	(8,940)	(15)%

Operating expenses:
Sales and marketing	33,581	38,984	(5,403)	(14)
Technology and development	18,392	18,194	198	1
General and administrative	20,581	15,524	5,057	33
Acquisition-related costs	(122)	(3,213)	3,091	(96)
Restructuring costs	491	—	491	NM

Total operating expenses	72,923	69,489	3,434	5

Loss from operations	(20,493)	(8,119)	(12,374)	152
Interest income	18	40	(22)	(55)
Interest expense	(113)	(167)	54	(32)
Other (expense) income, net	6	(6)	12	(200)

Loss before income taxes	(20,582)	(8,252)	(12,330)	149
Provision for income taxes	(2,761)	6,180	(8,941)	(145)

Net loss from continuing operations	$(17,821)	$(14,432)	$(3,389)	23%

NM = Not meaningful

Net revenues

Net revenues decreased $18.6 million, or 11%, in 2014 compared to 2013. The decrease in revenue resulted from a decline in orders primarily within our CafePress.com site and, to a lesser extent, from our partner channels within CafePress Services. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses in the third and fourth quarters of 2014. Throughout 2014 net revenues were also impacted by the continued shifts in customer behavior resulting in increased traffic from mobile devices. Within CafePress Services, growth in net revenues from our retail and feed partnerships more than offset a decline from photo-print partners in EZ Prints. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues decreased $9.6 million, or 9%, in 2014 compared to 2013. As a percentage of net revenues, cost of net revenues was 66% in 2014, compared to 64% in 2013. Within cost of net revenues, the variable components of materials and shipping collectively increased by approximately 2 percentage points while labor costs decreased by approximately 1 percentage point due to changes in product mix and increases in outsourced manufacturing. Fixed costs increased by approximately 1 percentage point due to higher depreciation and facility rent expense and overall loss of leverage due to decline in revenue.

Sales and marketing

Sales and marketing expenses decreased $5.4 million, or 14%, in 2014 compared to 2013. Sales and marketing expenses were 22% of net revenues in 2014 compared to 23% in 2013. The decrease in absolute dollars in sales and marketing expenses consists of a $4.0 million decline in variable expenses and a $1.4 million decline in fixed expenses. The decline in variable expenses was primarily due to lower keyword and other online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, our variable expenses also declined due to lower flash deal promotion expense and a decline in affiliate commissions. The decline in fixed costs is primarily due to lower personnel-related costs.

Technology and development

Technology and development expenses increased $0.2 million, or 1%, in 2014 compared to 2013. Technology and development expenses were 12% of net revenues in 2014 compared to 11% in 2013. The increase in absolute dollars is primarily due to $0.5 million of increased personnel expense which was caused by higher third party contractor costs and a decline in the amount of labor spent on development projects which are capitalizable. This was, partially offset by a $0.3 million decrease in our co-location facility hosting costs.

General and administrative

General and administrative expenses increased $5.1 million, or 33%, in 2014 compared to 2013. General and administrative expenses were 13% of net revenues in 2014 compared to 9% in 2013. The increase in absolute dollars was primarily due to a $3.7 million increase in professional services fees, consisting primarily of legal fees from increased litigation activity and accounting fees, increase in personnel related costs of $0.8 million primarily due to costs associated with the resignation of our former chief executive officer, and a $0.5 million reserve for the settlement of shareholder litigation. In addition, there was a $0.4 million increase in other expenses, primarily higher insurance costs and the effect of a gain on fixed asset disposals that was recorded last year. These increases were offset by a $0.3 million decrease in stock-based compensation expense and a $0.1 million decline in depreciation.

Acquisition-related costs

Acquisition-related costs were a benefit of $(0.1) million in 2014 and a benefit of $(3.2) million in 2013. The benefit in each year consisted primarily of the write down of contingent consideration as performance measures were not achieved at EZ Prints, Inc. As of December 31, 2014 we had fulfilled our obligations related to our previous acquisitions for performance-based contingent consideration payments and no remaining liability exists.

Restructuring costs

Restructuring costs were $0.5 million in 2014, compared to none in 2013. This expense consists of the charges related to the exit of one of our production facilities in Georgia, the closure of our retail store in Louisville, KY, and severance payments owed to a former employee.

Provision for income taxes

The benefit for income tax was $2.8 million in 2014 compared to a provision of $6.2 million in 2013. Our effective tax rate was 13.7% and (74.9) % in 2014 and 2013, respectively. For the year ended December 31, 2014, our effective tax rate benefit is less than the statutory rate primarily due to the valuation allowance against our deferred tax assets offset by the carry back of a portion of our net operating loss. For the year ended December 31, 2013, our effective tax rate provision is higher than the statutory rate primarily due to the recording of a non-cash income tax provision of $9.3 million to establish a valuation allowance. We weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Comparison of the years ended December 31, 2013 and December 31, 2012

The following table presents our statements of operations for the periods indicated:

	Year ended December 31,
	2013	2012	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$171,773	$155,999	$15,774	10%
Cost of net revenues	110,403	96,179	14,224	15

Gross profit	61,370	59,820	1,550	3

Operating expenses:
Sales and marketing	38,984	33,745	5,239	16
Technology and development	18,194	12,870	5,324	41
General and administrative	15,524	13,537	1,987	15
Acquisition-related costs	(3,213)	820	(4,033)	NM

Total operating expenses	69,489	60,972	8,517	14

Loss from operations	(8,119)	(1,152)	(6,967)	NM
Interest income	40	76	(36)	(47)
Interest expense	(167)	(169)	2	(1)
Other (expense) income, net	(6)	—	(6)	NM

Loss before income taxes	(8,252)	(1,245)	(7,007)	NM
Provision (benefit) for income taxes	6,180	(385)	6,565	NM

Loss from continuing operations	$(14,432)	$(860)	$(13,572)	NM

NM = Not meaningful

Net revenues

Net revenues increased $15.8 million, or 10%, in 2013 compared to 2012. The increase in net revenues is primarily driven by CafePress Services due to the acquisition of EZ Prints in the 4th quarter of 2012. Net revenues from CafePress.com declined slightly in 2013 compared to 2012 as sales growth in our Marketplace was more than offset by declines in our Small Shops platform. Our revenue growth rates have historically varied from period to period and we expect this trend to continue for the foreseeable future.

Cost of net revenues

Cost of net revenues increased $14.2 million, or 15%, in 2013 compared to 2012. As a percentage of net revenues, cost of net revenues was 64% in 2013, compared to 62% in 2012. Within cost of net revenues, materials, shipping, labor and fixed overhead costs collectively increased as a percentage of net revenues by approximately 4.0 percentage points due to changes in the product mix, increased promotional offerings designed to attract new customers, plant consolidation expenses, as well as the impact of the B2B portion of the EZ Prints product offering which has lower gross margins. These increases were partially offset by approximately 1.5 percentage point decline, as a percentage of net revenues, in royalty payments due to an increase in sales of products with lower royalty rates and changes in the royalty rate structure.

Sales and marketing

Sales and marketing expenses increased $5.2 million, or 16%, in 2013 compared to 2012. Sales and marketing expenses were 23% of net revenues in 2013 compared to 22% in 2012. The increase in sales and marketing expenses was primarily due to higher variable customer acquisition expenses, including an increase of approximately $4.2 million in advertising expenses related primarily to paid search campaigns and online display. In addition, due to our acquisition of EZ Prints in 2012, fixed sales and marketing costs increased by approximately $1.7 million and amortization of intangible assets increased by $0.3 million as compared to 2012. These increases were offset by a $0.8 million decline in general marketing expenses, which include flash deal promotion costs, email marketing and affiliate fees, and a $0.2 million decline in customer service costs.

Technology and development

Technology and development expenses increased $5.3 million, or 41%, in 2013 compared to 2012. Technology and development expenses were 11% of net revenues in 2013 compared to 8% in 2012. The increase in absolute dollars is primarily due to an approximately $2.1 million increase in depreciation, hosting services, and costs to support our websites and costs associated with the transition to our newest co-location facility in Louisville, KY. In addition, payroll and related costs increased approximately $1.6 million and amortization of intangible assets increased by approximately $1.7 million related primarily to our acquisition of EZ Prints in 2012.

General and administrative

General and administrative expenses increased $2.0 million, or 15%, in 2013 compared to 2012. General and administrative expenses were 9% in both 2013 and 2012. The increase in absolute dollars was primarily due to an approximately $0.9 million increase in personnel-related costs associated with our acquisition of EZ Prints in 2012. In addition, professional services fees increased by approximately $0.9 million, consisting of a $0.8 million increase in legal fees and $0.1 million related to costs associated with being a public company.

Acquisition-related costs

Acquisition-related costs were a benefit of $(3.2) million in 2013 and an expense of $0.8 million in 2012. The benefit in 2013 consisted primarily of the write down of contingent consideration as performance measures were not achieved at EZ Prints, Inc. In 2012, the expense was primarily related to legal and professional fees incurred in our acquisition activity.

Provision (benefit) for income taxes

The provision for income tax was $6.2 million in 2013 compared to a benefit of $0.4 million in 2012. Our effective tax rate was (74.9%) and 30.9% in 2013 and 2012, respectively. For the year ended December 31, 2013, our effective tax rate provision is higher than the statutory rate primarily due to the recording of a non-cash income tax provision of $9.3 million to establish a valuation allowance. We weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. For the year ended December 31, 2012 our effective tax rate benefit was lower than the statutory rate primarily due to costs associated with acquisitions partially offset by the domestic production deduction.

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

Liquidity and capital resources

As of December 31, 2014, we had cash, cash equivalents, and short term investments totaling $30.6 million. In March 2015, we completed the assets sales of our Art and Groups businesses for a total of $41.2 million of which $36.4 million of cash was received at the closing of the sales, and the balance of $4.8 million held in escrow accounts will be released to us fifteen months after the closing if there are no claims outstanding against us at that time.

In March 2013, we entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through June 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. There were no draws against the facility as of December 31, 2014 and the $5.0 million remained available.

In July 2014, we amended our loan and security agreement, which extended the maximum amount available under our revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with our amended facility lease agreement for $1.5 million. The Letter of Credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same. The revolving credit facility is available for ordinary operations.

This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at December 31, 2014, and is secured through all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results, as well as any potential investments, acquisitions or stock repurchases. We anticipate that our current cash and cash equivalent balances and cash generated from operations, and cash available from our credit line will be sufficient to meet our strategic and working capital requirements for at least the next twelve months.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$1,032	$9,717	$10,110
Net cash used in investing activities	$(2,155)	$(4,006)	$(47,295)
Net cash (used in) provided by financing activities	$(1,563)	$(3,574)	$40,483

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

In 2014, $2.4 million in net income adjusted for non-cash items and a $1.3 million reduction in working capital items primarily due to the timing of vendor payments, resulted in net cash provided by operations of $1.0 million. Non-cash items, which totaled $18.3 million, included depreciation and amortization of $9.8 million, amortization of intangible assets of $4.2 million, stock-based compensation of $2.9 million and a $0.7 million reduction in the deferred tax liability, a $0.2 million loss on fixed assets, offset by a change in the fair value of contingent consideration of $0.7 million. In 2014 we sold assets resulting in a loss of $2.6 million. Working capital increased primarily due to the increase in accounts payable related to the timing of payments for raw material purchases.

In 2013, $7.5 million in net income adjusted for non-cash items and a $2.2 million change in working capital items resulted in net cash provided by operations of $9.7 million. Non-cash items, which totaled $21.4 million, included depreciation and amortization of $9.1 million, amortization of intangible assets of $5.0 million, stock-based compensation of $3.8 million and a $8.3 million increase in the deferred tax valuation allowance, offset by a change in the fair value of contingent consideration of $4.5 million. Working capital decreased primarily due to the increase in accounts payable related to the timing of payments for raw material purchases.

In 2012, net cash provided by operations was $10.1 million. Net income adjusted for non-cash items totaling $11.7 million was offset by a $1.6 million change in assets and liabilities. Non-cash items included depreciation and amortization of $6.3 million, amortization of intangible assets of $3.6 million and stock-based compensation of $4.2 million offset by deferred income tax of $1.9 million. Our assets increased more than our liabilities primarily due to the increase in accounts receivable related to timing of flash sales deals, increase in inventory due to introductions of new products and increase of prepaid expenses and other assets due to timing of purchases.

Cash flows from investing activities

In 2014, net cash used in investing activities was $2.2 million, consisting primarily of $2.7 million in capital expenditures related to the purchase of property and equipment and the capitalization of $3.0 million of software and website development costs, offset by $3.5 million in maturing short term investments.

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

Cash flows from financing activities

In 2014, net cash used by financing activities was $1.6 million, primarily due to $1.2 million cash paid in connection with settlement of contingent consideration, and $0.8 million in payments on capital lease obligations and insurance premium financing, offset by $0.5 million of proceeds from stock option exercises.

In 2013, net cash used by financing activities was $3.6 million, primarily due to $2.5 million cash paid in connection with settlement of contingent consideration, and $1.4 million in payments on short term borrowings and capital lease obligations, offset by net borrowings under insurance financing of $0.7 million.

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

	Year Ended December 31,
	2014	2013	2012
Net revenues	$153,210	$171,773	$155,999
Non-GAAP Adjusted EBITDA	$(6,328)	$2,334	$9,079
% of net revenues	(4.1)%	1.4%	5.8%

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(in thousands) (unaudited)
Net income (loss)	$(17,821)	$(14,432)	$(860)
Non-GAAP adjustments:
Interest and other (income) expense	89	133	93
Provision for income taxes	(2,761)	6,180	(385)
Depreciation and amortization	8,454	8,073	5,653
Amortization of intangible assets	2,460	2,461	450
Acquisition-related costs	(122)	(3,213)	820
Stock-based compensation	2,882	3,132	3,308
Restructuring costs	491	—	—

Adjusted EBITDA	$(6,328)	$2,334	$9,079

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

The following table summarizes our contractual obligations:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations	$604	$984	$—	$—
Operating lease obligations	2,461	1,778	622	805
Purchase obligations	1,694	—	—	—

	$4,759	$2,762	$622	$805

Recent accounting pronouncements

In August 2014, the FASB issued a new accounting standard that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and related footnote disclosures. The new standard is effective for us in the fourth quarter of fiscal 2017 with early adoption permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in the first quarter of 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating adoption methods and whether this standard will have a material impact on our financial statements and related disclosures.

In April 2014, the FASB issued a new accounting standard that limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinues operations. The new standard will be effective prospectively for disposals that occur in fiscal years beginning after December 15, 2014. We are currently evaluating adoption methods and whether this standard will have a material impact on our financial statements and related disclosures.

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our financial statements and related disclosures.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $30.6 million and $36.8 million as of December 31, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CafePress Inc. and its subsidiary at December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 31, 2015

CAFEPRESS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,649	$33,335
Short-term investments	—	3,475
Accounts receivable	4,452	8,303
Inventory	7,473	9,493
Deferred costs	1,976	2,721
Assets held for sale	32,703	—
Prepaid expenses and other current assets	4,832	6,630

Total current assets	82,085	63,957
Property and equipment, net	13,676	21,964
Goodwill	20,535	39,448
Intangible assets, net	5,758	15,003
Other assets	431	829

TOTAL ASSETS	$122,485	$141,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,207	$24,081
Partner commissions payable	4,586	5,210
Accrued royalties payable	5,883	6,837
Accrued liabilities	12,477	12,059
Deferred revenue	2,476	5,098
Capital lease obligation, current	526	579
Liabilities held for sale	13,634	—

Total current liabilities	50,789	53,864
Capital lease obligation, non-current	932	2,034
Other long-term liabilities	579	2,633

TOTAL LIABILITIES	52,300	58,531
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2014 and 2013; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 shares authorized and 17,417 and 17,173 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	101,158	97,736
Accumulated deficit	(30,975)	(15,068)

TOTAL STOCKHOLDERS’ EQUITY	70,185	82,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,485	$141,201

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Consolidated statements of operations data:
Net revenues	$153,210	$171,773	$155,999
Cost of net revenues	100,780	110,403	96,179

Gross profit	52,430	61,370	59,820
Operating expenses:
Sales and marketing	33,581	38,984	33,745
Technology and development	18,392	18,194	12,870
General and administrative	20,581	15,524	13,537
Acquisition-related costs	(122)	(3,213)	820
Restructuring costs	491	—	—

Total operating expenses	72,923	69,489	60,972

Loss from operations	(20,493)	(8,119)	(1,152)
Interest income	18	40	76
Interest expense	(113)	(167)	(169)
Other (expense) income, net	6	(6)	—

Loss before income taxes	(20,582)	(8,252)	(1,245)
Provision (benefit) for income taxes	(2,761)	6,180	(385)

Net loss from continuing operations	(17,821)	(14,432)	(860)
Income from discontinued operations, net of tax (Note 5)	1,914	519	472

Net loss	$(15,907)	$(13,913)	$(388)

Net (loss) income per share of common stock:
Basic:
Continuing operations	$(1.03)	$(0.84)	$(0.06)

Discontinued operations	$0.11	$0.03	$0.03

Diluted:
Continuing operations	$(1.03)	$(0.84)	$(0.06)

Discontinued operations	$0.11	$0.03	$0.03

Shares used in computing net (loss) income per share of common stock:
Basic	17,308	17,143	15,021
Diluted	17,443	17,318	15,416

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	5,535	$22,811	8,943	$1	$26,120	$(767)	$25,354
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	91	—	298	—	298
Issuance of common stock for acquisition activity	—	—	45	—	830	—	830
Issuance of common stock upon initial public offering	—	—	2,500	—	39,589	—	39,589
Conversion of preferred stock to common stock upon initial public offering	(5,535)	(22,811)	5,535	1	22,810	—	22,811
Stock-based compensation expense	—	—	—	—	4,271	—	4,271
Tax benefit (short-fall) from stock-based compensation	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(388)	(388)

Balance as of December 31, 2012	—	—	17,114	2	93,890	(1,155)	92,737
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	59	—	60	—	60
Stock-based compensation expense	—	—	—	—	3,855	—	3,855
Tax benefit (short-fall) from stock-based compensation	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	(13,913)	(13,913)

Balance as of December 31, 2013	—	—	17,173	2	97,736	(15,068)	82,670
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	244	—	451	—	451
Stock-based compensation expense	—	—	—	—	2,971	—	2,971
Net loss	—	—	—	—	—	(15,907)	(15,907)

Balance as of December 31, 2014	—	$—	17,417	$2	$101,158	$(30,975)	$70,185

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(15,907)	$(13,913)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,770	9,081	6,294
Amortization of intangible assets	4,239	4,976	3,647
Loss (gain) on disposal of fixed assets	206	(160)	(75)
Stock-based compensation	2,929	3,773	4,183
Loss on disposal of assets, net	2,579	—	—
Change in fair value of contingent consideration liability	(741)	(4,490)	100
Deferred income taxes	(710)	8,272	(1,851)
Tax (short-fall) benefit from stock-based compensation	—	(69)	(28)
Excess tax benefits from stock-based compensation	—	—	(142)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(346)	2,080	(6,057)
Inventory	107	272	(2,136)
Prepaid expenses and other current assets	393	(921)	(3,140)
Other assets	398	34	(172)
Accounts payable	(7,071)	8,181	3,710
Partner commissions payable	(624)	(2,241)	1,709
Accrued royalties payable	69	113	270
Accrued and other liabilities	4,393	(452)	2,957
Income taxes payable	—	(765)	(774)
Deferred revenue	1,348	(4,054)	2,003

Net cash provided by operating activities	1,032	9,717	10,110

Cash Flows from Investing Activities
Purchase of short-term investments	—	(3,475)	(9,403)
Proceeds from maturities of short-term investments	3,475	9,403	8,437
Purchase of property and equipment	(2,665)	(6,279)	(8,039)
Capitalization of software and website development costs	(3,040)	(3,995)	(2,973)
Proceeds from disposal of fixed assets	—	170	94
Decrease in restricted cash	75	170	255
Acquisitions of businesses, net of cash acquired	—	—	(35,666)

Net cash used in investing activities	(2,155)	(4,006)	(47,295)

Cash Flows from Financing Activities:
Payments of short-term borrowings	—	(894)	—
Principal payments on capital lease obligations	(558)	(545)	(477)
Borrowings under insurance financing	—	940	—
Payments under insurance financing	(256)	(684)	—
Proceeds from exercise of common stock options	451	60	298
Proceeds from sale of common stock in initial public offering, net	—	—	41,770
Excess tax benefits from stock-based compensation	—	—	142
Payment of contingent consideration	(1,200)	(2,451)	(1,250)

Net cash (used in) provided by financing activities	(1,563)	(3,574)	40,483

Net (decrease) increase in cash and cash equivalents	(2,686)	2,137	3,298
Cash and cash equivalents—beginning of period	33,335	31,198	27,900

Cash and cash equivalents—end of period	$30,649	$33,335	$31,198

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$143	$178	$201
Income taxes paid (refunded) during the period	(2,571)	997	2,517
Non-cash Investing and Financing Activities:
Property and equipment acquired under capital leases	—	345	$116
Property and equipment acquired under rent agreement	—	321	—
Conversion of preferred stock to common stock	—	—	22,811
Common stock issued for acquisitions	—	—	830
Accrued purchases of property and equipment	7	173	32
Contingent consideration recorded in connection with business acquisitions	—	—	7,111

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

Content owner customers, or content owners, include individuals or groups who upload or design images for their own purchase or for sale to others, or corporate clients who provide content to support the sale of branded merchandise. These products can be sold through storefronts hosted by CafePress. Content owners may also sell products through the retail marketplace found on CafePress.com.

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

Discontinued operations

Prior year financial statements have been recast to reflect the sale of the Company’s Invitation box.com business assets as of December 31, 2014 and the sale of its Art and Groups business assets in the first fiscal quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. See Note 5, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

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

The Company’s net revenues are settled primarily through credit cards, and to a lesser extent, amounts invoiced to group-buying service providers and fulfillment services customers. For all periods presented, the substantial majority of net revenues were settled through payments by credit card and for the years ended December 31, 2014, 2013 and 2012, no customer accounted for more than 10% of total net revenues. Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.

The Company’s accounts receivable are derived primarily from customers located in the United States and consist primarily of amounts due from partners and group-buying service providers. The Company performs an initial credit evaluation at the inception of a contract and regularly evaluates its ability to collect outstanding customer invoices. Two customers accounted for 22% (12% and 10%, respectively) of gross accounts receivable as of December 31, 2014. Two customers accounted for 24% (13% and 11%, respectively) of gross accounts receivable as of December 31, 2013.

The Company’s accounts payable are settled based on contractual payment terms with its suppliers. Two suppliers accounted for 27% (14% and 13%, respectively) of accounts payable as of December 31, 2014. One supplier accounted for 10% of accounts payable as of December 31, 2013.

The Company’s partner commissions payable are derived from B2B business and are settled based on contractual payment terms with its partners. As of December 31, 2014 and 2013, three partners accounted for 100% and one partner accounted for 75% of partner commissions payable, respectively.

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

Internal use software and website development costs

The Company incurs costs associated with website development and for software developed or obtained for internal use. The Company expenses all costs that relate to the planning associated with website development and for the post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of two to three years. Costs associated with repair or maintenance are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized $2.5 million, $3.3 million and $2.4 million, respectively, of website development costs and software development costs related to software for internal use.

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

As of the dates of the Company’s annual goodwill impairment test and other impairment analyses in 2014, it had one operating segment and one reporting unit, which is consistent with 2013.

In performing the Company’s quantitative impairment tests, it determines the fair value of its reporting unit through a combination of the income and market approaches. Under the income approach, the Company estimates fair value based on a discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Under the market approach, the Company estimates the fair value of its overall business based on its current market capitalization, market comparables, or other objective evidence of fair value.

Based on the Company’s annual impairment analysis performed as of July 1, 2014, which resulted in headroom of 22%, the Company concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

During the year, the Company’s market value dropped to below its book value, it had management changes, and it had changes to certain strategic objectives and operations. The Company considered these items to be triggering events which resulted in an additional goodwill impairment test carried out at September 30, 2014 and December 31, 2014. As a result, the Company updated its quantitative impairment test using a combination of the income and market approaches. Based on the Company’s updated impairment analyses performed as of September 30, 2014, which resulted in headroom of 20%, and December 31, 2014, which considered cash flows from continuing operations excluding the sale of its InvitationBox.com business assets in November 2014 for a nominal amount of cash and contingent consideration and formal offers to sell its Art business assets and its Groups business assets with closing expectations shortly following the December 31, 2014 valuation date, there was headroom of 27%, therefore the Company concluded that step two of the goodwill impairment tests were not required at both September 30, 2014 and December 31, 2014, and no impairment was recorded. Any additional downward changes in the market value could result in an additional triggering event.

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

In connection with the sale of InvitationBox.com assets in 2014, the Company eliminated $0.3 million of goodwill.

Impairment of long-lived assets and intangible assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews long- lived assets and intangible assets for impairment at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. For all periods presented, no assets were tested for impairment at the consolidated entity level and impairment assessments were performed at the reporting unit or at a lower-level asset group level. Recoverability is measured by comparison of the carrying amount of the future net cash flows which the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. There were no impairment charges in 2014, 2013 or 2012.

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

The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company records an asset for the right to use the content on its merchandise because it represents a probable future economic benefit. When significant performance remains with the licensor, the Company records prepaid royalty payments as an asset when actually paid. The Company recorded royalty assets of $0.6 million and $1.6 million as of December 31, 2014 and 2013, respectively. The Company recorded a minimum guaranteed liability of $0.5 million and $1.1 million as of December 31, 2014 and 2013, respectively. The Company classifies accrued minimum royalty obligations as current liabilities to the extent they are contractually due within twelve months.

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

The Company recognized breakage revenue for flash deal promotions of $0.7 million, $0.7 million and $1.4 million and the associated direct sales commission of $0.2 million, $0.1 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. This increased operating income by $0.5 million, $0.6 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and gift cards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.

Cost of net revenues

Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to manufacturing facilities, as well as outbound shipping and handling costs, including those related to promotional free shipping and subsidized shipping and handling. Royalty payments to content owners for transactions where we act as principal and record revenues on a gross basis are included in cost of net revenues and accrued in the period revenue is recognized. Such royalty payments included in cost of net revenues were $10.7 million, $12.7 million and $14.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Advertising expense

The costs of producing advertisements are expensed at the time production occurs and the cost of communicating advertising is expensed in the period during which the advertising space is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is primarily on a pay-per-click basis. Advertising expenses totaled $17.4 million, $20.7 million and $17.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Through December 31, 2014, the components of comprehensive income (loss) are not significant, individually or in the aggregate and therefore, no comprehensive income (loss) information has been presented.

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

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company in the fourth quarter of fiscal 2017 with early adoption permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company in the first quarter of 2017. Early application is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

In April 2014, the FASB issued a new accounting standard that limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on and entity’s operations and financial results, and requires expanded disclosures for discontinues operations. The new standard will be effective prospectively for disposals that occur in fiscal years beginning after December 15, 2014, with early adoption permitted in certain circumstances. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements and related disclosures.

Revision of Prior Periods

During the fourth quarter of 2014, the Company identified an error in its accounting for certain inventory purchases and other operating costs that was originally recognized in the fourth quarter of 2010 through the third quarter of 2014. The identified errors related to the incorrect invoice vouchering of prepayments of inventory purchases and certain operating expense transactions. The Company assessed the materiality of the errors on each financial period impacted in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements, but was material in the aggregate to the results of the fourth quarter of 2014 and therefore it was not recorded as an out of period adjustment. Accordingly, the financial statements provided herein have been revised to correct these errors. The adjustments related to years prior to 2012 are reflected as a $0.3 million increase to the beginning Accumulated Deficit for 2012. The revision had no net impact on our net cash provided by operating activities for any period presented.

The following tables summarize the corrections on each of the affected financial statement line items for each financial period presented below (in thousands):

	December 31, 2013
	As previously reported	Adjustment	As revised
Balance Sheets:
Accounts receivable	$8,310	$(7)	$8,303
Prepaid expenses and other current assets	$6,862	$(232)	$6,630
Current assets	$64,196	$(239)	$63,957
Total assets	$141,440	$(239)	$141,201
Accounts payable	$23,073	$1,008	$24,081
Accrued royalties payable	$6,728	$109	$6,837
Accrued liabilities	$12,541	$(482)	$12,059
Deferred revenue	$5,045	$53	$5,098
Current liabilities	$53,176	$688	$53,864
Other long-term liabilities	$2,576	$57	$2,633
Total liabilities	$57,786	$745	$58,531
Accumulated deficit	$(14,084)	$(984)	$(15,068)
Total stockholders’ equity	$83,654	$(984)	$82,670
Total liabilities and stockholders’ equity	$141,440	$(239)	$141,201

	Year Ended December 31, 2013
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$110,271	$132	$110,403
Sales and marketing	$38,911	$73	$38,984
General and administrative	$15,618	$(94)	$15,524
Loss before income taxes	$(8,141)	$(111)	$(8,252)
Provision for income taxes	$5,901	$279	$6,180
Net loss from continuing operations	$(14,042)	$(390)	$(14,432)
Basic and diluted net loss per share of common stock from continuing operations	$(0.82)	$(0.02)	$(0.84)

	Year Ended December 31, 2012
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$95,807	$372	$96,179
Sales and marketing	$33,758	$(13)	$33,745
General and administrative	$13,443	$94	$13,537
Loss before income taxes	$(792)	$(453)	$(1,245)
Benefit for income taxes	$(238)	$(147)	$(385)
Net loss from continuing operations	$(554)	$(306)	$(860)
Basic and diluted net loss per share of common stock from continuing operations	$(0.04)	$(0.02)	$(0.06)

	December 31, 2013
	As previously reported	Adjustment	As revised
Cash Flows:
Net loss	$(13,501)	$(412)	$(13,913)
Deferred income taxes	$7,993	$279	$8,272
Prepaid expenses and other current assets	$(1,153)	$232	$(921)
Accounts payable	$7,930	$251	$8,181
Accrued royalties payable	$4	$109	$113
Accrued and other liabilities	$7	$(459)	$(452)

	December 31, 2012
	As previously reported	Adjustment	As revised
Cash Flows:
Net loss	$(82)	$(306)	$(388)
Deferred income taxes	$(1,704)	$(147)	$(1,851)
Accounts payable	$3,351	$359	$3,710
Accrued and other liabilities	$2,863	$94	$2,957

3. Investments and Fair Value of Financial Instruments

The components of the Company’s cash, cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$12,061	$—	$—	$12,061
Money market funds	18,588	—	—	18,588

Total cash and cash equivalents and short term investments	$30,649	$—	$—	$30,649

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$11,753	$—	$—	$11,753
Money market funds	21,582	—	—	21,582

Total cash and cash equivalents	$33,335	$—	$—	$33,335

Short term investments:
Certificates of deposit, 90 days or greater	3,475	—	—	3,475

Total cash and cash equivalents and short term investments	$36,810	$—	$—	$36,810

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	December 31, 2014
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$18,588	$18,588	$—	$—

Total financial assets	$18,588	$18,588	$—	$—

	December 31, 2013
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$21,582	$21,582	$—	$—

Total financial assets	$21,582	$21,582	$—	$—

Liabilities:
Acquisition related contingent consideration	$1,941	$—	$—	$1,941

Total financial liabilities	$1,941	$—	$—	$1,941

The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) of any other government agency.

The Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of December 31, 2014 and 2013, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting (see Note 7). The terms of the agreements relating to the acquisitions provide for contingent consideration that are accounted for as part of the purchase consideration. The estimated fair value of the performance-based contingent consideration was nil and $1.9 million as of December 31, 2014 and December 31, 2013, respectively. This contingent liability has been reflected as a current liability of $1.1 million and a non-current liability of $0.8 million as of December 31, 2013. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to the estimated fair value. Contingent consideration (benefit)/expense is recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the estimated fair values recorded for this liability resulting in significant charges to the consolidated statements of operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013
Fair value—beginning of period	$1,941	$8,882
Contingent consideration paid during the period	(1,200)	(2,451)
Change in fair value	(741)	(4,490)

Fair value—end of period	$—	$1,941

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statements of operations.

4. Balance Sheet Items

Property and equipment, net

Property and equipment, net are comprised of the following (in thousands):

	December 31,
	2014	2013
Building	$3,782	$3,782
Computer equipment and office furniture	13,577	14,232
Computer software	2,361	2,402
Internal use software and website development	14,505	14,846
Production equipment	21,218	22,535
Leasehold improvements	5,187	5,217

Total property and equipment	60,630	63,014
Less: accumulated depreciation and amortization	(46,954)	(41,050)

Property and equipment, net	$13,676	$21,964

Property and equipment acquired under capital leases are as follows (in thousands):

	December 31,
	2014	2013
Building	$3,782	$3,782
Less accumulated depreciation	(2,958)	(2,639)

Building, net	$824	$1,143

Production equipment	$505	$1,288
Less: accumulated depreciation	(438)	(537)

Production equipment, net	$67	$751

Depreciation and amortization expense was $8.5 million, $8.1 million and $5.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Depreciation expense for assets under capital leases included above was $0.4 million for each of the years ended December 31, 2014 and 2013 and $0.3 million for the year ended December 31, 2012.

Accrued liabilities

The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2014	2013
Production costs	$3,496	$2,293
Other accrued liabilities	2,755	2,716
Professional services	2,139	557
Payroll and employee related expense	1,890	2,696
Unclaimed royalty payments	984	995
Accrued advertising	480	337
Royalties-minimum guarantee	439	365
Allowance for sales returns and chargebacks	294	931
Contingent consideration, short-term portion	—	1,127
Acquisition-related costs	—	42

Accrued liabilities	$12,477	$12,059

Allowance for sales returns and chargebacks

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	December 31,
	2014	2013	2012
Allowance for sales returns and chargebacks:
Balance, beginning of period	$931	$453	$455
Add: provision	6,346	6,174	4,421
Less: deductions and other adjustments	(6,754)	(5,696)	(4,423)
Less: liabilities held for sale	(229)	—	—

Balance, end of period	$294	$931	$453

5. Discontinued Operations

In the fourth fiscal quarter of 2014 and the first fiscal quarter of 2015, in order to improve the Company’s core business and further enhance stockholder value, the Company entered into definitive agreements to divest its Art, Groups and InvitationBox.com businesses for a total of approximately $41.2 million in cash. The Art and Groups asset sales closed in the first fiscal quarter of 2015 and the InvitationBox.com asset sale closed in the fourth fiscal quarter of 2014. The Company has included the assets and liabilities associated with the Art and Groups businesses as assets and liabilities held for sale in the Company’s consolidated balance sheet at December 31, 2014. Loss from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations, represents the net loss from the disposal of assets and liabilities associated with the sale of InvitationBox.com, as well as the historical operations associated with the Art, Groups and InvitationBox.com businesses for all periods presented.

Art business asset sale

On March 1, 2015, the Company sold its Art business, which transforms photographs and images into canvas works of art and sells such products through its e-commerce websites, pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”). The Company received proceeds of $31.5 million, including $27.7 million in cash and $3.8 million in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Circle Graphics and the escrow agent.

The Company also entered into a transition services agreement with Circle Graphics for a period of one year from the closing date, and a commercial agreement whereby certain products purchased on the Company’s websites will be exclusively fulfilled by Circle Graphics for a period of three years following the closing date. There is no material relationship between the Company and Circle Graphics. Management are required to estimate the expected continuing cashflows against the cashflows of the disposed business in order to determine if discontinued operations presentation is applicable. Management have estimated the expected future cashflows in relation to the commercial agreement and the transition services agreement on a gross basis in relation to the expected cashflows of the disposed business and have concluded that these cashflows will be insignificant to the disposed business. The Company will have no involvement in the management of Circle Graphics. As a result, management has applied discontinued operations presentation to the Art business asset sale.

Groups business asset sale

On March 6, 2015, the Company sold its Groups business, which engages in providing personalized apparel and merchandise for groups and organizations through its e-commerce websites, pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”). The Company received proceeds of $9.7 million, including $8.7 million in cash and $1.0 million in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Logo Sportswear and the escrow agent.

In connection with the sale of the Groups business, the Company also entered into a transition services agreement for a period of one year from the closing date and referral agreement with Logo Sportswear for a period of two years following the closing date. There is no material relationship between the Company and Logo Sportswear. Management are required to estimate the expected continuing cashflows against the cashflows of the disposed business in order to determine if discontinued operations presentation is applicable. Management have estimated the expected future cashflows in relation to the referral agreement and the transition services agreement on a gross basis in relation to the expected cashflows of the disposed business and have concluded that these cashflows will be insignificant to the disposed business. The Company will have no involvement of the management in Logo Sportswear. As a result, management has applied discontinued operations presentation to the Groups business asset sale.

InvitationBox.com business asset sale

On November 5, 2014, the Company entered into an asset purchase agreement with Phoenix Online LLC, a related party, which sold certain assets and liabilities of the Company’s InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement; b) 3% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement as consideration for the Company’s guaranty of a certain assumed lease for up to $900,000; and c) 2% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement as consideration for certain transition services to be provided by the Company. The Company will have no involvement in the management of Phoenix Online, LLC. If and when such guaranty is released or the underlying lease is terminated, and/or the transition services end the additional cash revenue payments will cease.

Financial information for the combined discontinued operations is summarized as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net revenues	$78,150	$74,083	$61,787
Cost of net revenues	45,305	42,043	32,792

Gross profit	32,845	32,040	28,995
Operating expenses:
Sales and marketing	23,641	24,825	20,220
Technology and development	2,799	2,680	2,051
General and administrative	1,364	2,162	3,366
Acquisition-related costs	(547)	1,545	2,604

Total operating expenses	27,257	31,212	28,241

Income from operations	5,588	828	754
Interest expense	(33)	(37)	(33)
Loss on sale of assets	(2,580)	—	—

Income before income taxes	2,975	791	721
Provision for income taxes	1,061	272	249

Net income from discontinued operations	$1,914	$519	$472

Components of assets and liabilities held for sale (in thousands):

December 31, 2014
Assets
Accounts receivable	$4,141
Inventory	1,600
Deferred costs	1,374
Prepaid expenses and other current assets	662
Property and equipment, net	2,496
Goodwill	18,660
Intangible assets, net	3,753
Other assets	17

Total assets	$32,703

Liabilities
Accounts payable	$5,581
Accrued royalties payable	1,023
Accrued liabilities	3,105
Deferred revenue	3,908
Other long-term liabilities	17

Total liabilities	$13,634

6. Intangible Assets

Intangible assets are composed of the following (in thousands):

	Amortization period	December 31, 2014			December 31, 2013
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$8,590	$(4,679)	$3,911	$12,277	$(5,119)	$7,158
Business relationships	5.5 years	2,540	(693)	1,847	7,817	(3,701)	4,116
Other intangible assets	6.4 years	—	—	—	6,979	(3,250)	3,729

Total		$11,130	$(5,372)	$5,758	$27,073	$(12,070)	$15,003

There were no indications of impairment during the years ended December 31, 2014, 2013 and 2012.

Amortization of intangible assets was $2.5 million, $2.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated amounts that will be amortized related to purchased intangibles are as follows as of December 31, 2014 (in thousands):

Year ending December 31:	Amortization of intangible assets
2015	$2,426
2016	1,955
2017	482
2018	318
2019	318
Thereafter	259

Total	$5,758

Goodwill

The Company performs its annual goodwill impairment test in the third quarter of each year. In 2014, 2013 and 2012, the Company performed its annual impairment assessment and no impairment of goodwill was identified.

The change in the carrying amount of goodwill is as follows (in thousands):

Carrying Amount
Balance at December 31, 2011	$11,076
Acquisition of business—Logo’d Softwear	6,128
Acquisition of business—EZ Prints	22,244

Balance at December 31, 2012	39,448
No activity	—

Balance at December 31, 2013	39,448
Divestiture of business (Note 2)	(253)
Goodwill included in assets held for sale	(18,660)

Balance at December 31, 2014	$20,535

As of December 31, 2014, $7.8 million of goodwill is expected to be deductible for tax purposes.

7. Acquisitions

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

As of December 31, 2014 and 2013, the fair value of the performance-based contingent consideration was $-0- and $0.2 million, respectively, and is included in accrued liabilities.

The following table summarizes the fair values of assets acquired and liabilities assumed from EZ Prints (in thousands):

Intangible assets:

Business relationships	$2,540
Developed technologies	8,590
Goodwill	22,244
Total assets acquired	8,590
Total liabilities assumed	(8,504)

Total	$33,460

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

During the fourth quarter of 2013, the Company adjusted the remaining earn-out liability to its fair value, resulting in income of $1.3 million which was included in acquisition related costs. In the third quarter of 2014 the Company agreed to pay $1.2 million for the final settlement of the remaining contingent consideration available under the asset purchase agreement. Such amount was paid in the fourth quarter of 2014.

As of December 31, 2014 and 2013, the fair value of the remaining performance-based contingent consideration is none and $1.7 million, of which $0.9 million is included in accrued liabilities and $0.8 million is included in other long term liabilities, respectively.

The following table, which includes results of both continuing and discontinued operations, summarizes the fair values of assets acquired and liabilities assumed from for Logo’d Softwear, Inc. (in thousands):

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

Pro forma results of acquisition of EZ Prints and Logo’d Softwear

The following table, which includes results of both continuing and discontinued operations, presents unaudited pro forma results of operations for 2012 as if the aforementioned acquisitions of Logo’d Softwear and EZ Prints had occurred as of January 1, 2011. The Company prepared the pro forma financial information for the combined entities for comparative purposes only, and it is not indicative of what actual results would have been if the acquisition had taken place at January 1, 2011, or of future results. Pro forma combined income statement for the year ended is comprised of income statement of EZ Prints and Logo’d Softwear.

Year Ended December 31,
2012
(Unaudited)
Revenues	$241,004

Net income (loss)	(3,193)

Net income (loss) per share:
Basic	$(0.21)

Diluted	$(0.21)

Pro forma amounts have been calculated after adjusting the results of EZ Prints and Logo’d Softwear to reflect the adjustment of acquisition-related costs and the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2011 with the consequential tax effect.

8. Related Party Transaction

In connection with the acquisition of Logo’d Softwear, Inc., the Company entered into a lease agreement with a limited liability company that is owned by the seller of Logo’d Softwear, Inc. As the seller was an employee of the Company through May, 2013, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027 and management believes its terms to be consistent with local market terms and conditions. As of December 31, 2014, the Company is obligated to pay a total of $1.3 million in future rent under the lease agreement. At any time after July 31, 2013, the Company has the right to terminate the lease for any reason by giving the landlord 180 days advance written notice. In connection with the sale of the Groups business asset in March 2015, this lease was transferred to Logo Sportswear, Inc. and is no longer an obligation of the Company. See Note 5, Discontinued Operations.

In November 2014, the Company sold its business assets for InvitationBox.com to Phoenix Online LLC, a related party. See Note 5, Discontinued Operations.

9. Line of Credit

In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through June 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at December 31, 2014, and is secured on all assets of the Company. There were no draws against the facility as of December 31, 2014.

In July 2014, the Company amended its loan and security agreement (See Note 14. Commitments and Contingencies) which extended the maximum amount available under the Company’s revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with its amended facility lease agreement for $1.5 million. The Letter of Credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same. The revolving credit facility is available for ordinary operations.

10. Convertible Preferred Stock

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

On April 3, 2012, in conjunction with the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 5,534,963 shares of common stock. As of December 31, 2014, the Company had no shares of preferred stock outstanding.

11. Stockholders’ Equity

Stock option plan

The Company adopted stock option plans in 1999, 2004 and 2012 under which an aggregate of 4,574,720 options have been authorized as of December 31, 2014.

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

Employee Stock Purchase Plan

In August 2011, the Company’s Board of Directors approved the reservation for future issuance under the Company’s Employee Stock Purchase Plan, or the ESPP, of a total of 250,000 shares of common stock. The ESPP became effective immediately prior to the completion of the IPO. The price of stock purchased under the ESPP shall not be lower than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the applicable offering period or on the last day of the purchase period, whichever is less. There have been no purchases under the ESPP in 2014, 2013 and 2012.

Stock option activity

The following table summarizes stock option activity related to shares of common stock (in thousands, except weighted average exercise price):

	Number of stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding—December 31, 2013	2,788	$11.09	3.62	$971
Granted	963	4.94
Exercised	(114)	3.86
Forfeited	(887)	9.66

Outstanding—December 31, 2014	2,750	$9.70	3.39	$—

Options vested and expected to vest—December 31, 2014	2,227	$10.58	2.79	$—

Options exercisable—December 31, 2014	1,674	$11.56	$1.93	$—

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.2 million and $0.9 million, respectively.

The following table summarizes information regarding stock options outstanding at December 31, 2014:

	Options outstanding			Options vested and exercisable
Exercise prices	Number of stock options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Shares subject to stock options	Weighted average exercise price per share
	(in thousands)			(in thousands)
$2.50-$5.07	604	4.85	$4.02	196	$2.93
$5.30-$5.84	427	5.13	$5.68	113	$5.62
$6.01-$6.65	360	5.51	$6.40	153	$6.39
$7.70-$11.60	404	1.69	$11.14	384	$11.25
$11.80-$12.70	94	1.33	$12.42	94	$12.42
$14.10-$14.10	428	0.61	$14.10	396	$14.10
$14.50-$17.94	334	2.50	$17.80	253	$17.81
$18.42-$21.40	99	3.21	$18.76	85	$18.77

$2.50-$21.40	2,750	3.39	$9.70	1,674	$11.56

Restricted stock unit activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of units outstanding	Weighted average grant date fair value per unit
Awarded and unvested at December 31, 2013	72	$6.09
Granted	346	5.87
Vested	(130)	6.11
Forfeited and cancelled	(45)	5.85

Awarded and unvested at December 31, 2014	243	$5.81

Stock-based compensation expense

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	4.5	4.6	4.6
Risk-free interest rate	1.46%	0.90%	0.75%
Expected volatility	48%	55%	60%
Expected dividend rate	0%	0%	0%

The expected term of options granted is calculated using the simplified method because the Company has limited historical transactions. The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. The expected volatility is based upon the volatility of a group of publicly traded industry peer companies. A dividend yield of zero is applied since the Company has not historically paid dividends and has no intention to pay dividends in the near future.

The weighted-average fair value of options granted was $1.97, $2.86 and $6.80 for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of net revenues	$162	$177	$204
Sales and marketing	379	332	515
Technology and development	321	281	226
General and administrative	2,020	2,342	2,363

Total stock-based compensation expense	$2,882	$3,132	$3,308

Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. The Company capitalized $29,000, $31,000 and $44,000 of stock-based compensation relating to software developed for internal use, including website development costs during the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company had $3.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately 4 years.

12. Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units and incremental shares of common stock issuable upon the exercise of stock options.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock (in thousands, except for per share amounts).

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss from continuing operations	$(17,821)	$(14,432)	$(860)
Income from discontinued operations, net of tax	1,914	519	472

Net loss	$(15,907)	$(13,913)	$(388)
Shares used in computing net income (loss) per share of common stock:
Basic	17,308	17,143	15,021
Diluted	17,443	17,318	15,416
Net income (loss) per share of common stock:
Basic:
Continuing operations	$(1.03)	$(0.84)	$(0.06)

Discontinued operations	$0.11	$0.03	$0.03

Total	$(0.92)	$(0.81)	$(0.03)

Diluted:
Continuing operations	$(1.03)	$(0.84)	$(0.06)

Discontinued operations	$0.11	$0.03	$0.03

Total	$(0.92)	$(0.81)	$(0.03)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	—	—	1,406
Stock options to purchase common stock and restricted stock units	2,993	2,788	3,483

13. Income Taxes

The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax (benefit) expense:
Federal	$(969)	$(2,536)	$1,333
State	(23)	(22)	133

Total current	(992)	(2,558)	1,466
Deferred tax (benefit) expense:
Federal	(1,676)	8,314	(1,650)
State	(93)	424	(201)

Total deferred	(1,769)	8,738	(1,851)

Total provision for income taxes	$(2,761)	$6,180	$(385)

The provision for income taxes from continuing operations differs from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
Tax computed at the federal statutory rate	34.0%	34.0%	34.0%
State tax, federally effected	0.5	2.4	6.1
Stock-based compensation	(0.1)	(12.8)	(3.0)
Manufacturing deduction	0.0	0.0	10.6
Acquisition costs	0.3	13.6	(13.5)
Change in valuation allowance	(19.3)	(112.1)	—
Other	(2.0)	0.0	(3.3)

Total provision for income taxes	13.4%	(74.9)%	30.9%

Deferred tax assets (liabilities) consist of the following:

	Year ended December 31,
	2014	2013
Deferred tax assets and liabilities:
Net operating loss and credit carryforwards	$6,910	$4,821
Stock-based compensation	3,422	3,545
Reserves, state taxes and accruals	4,283	1,886
Depreciation and amortization	(1,835)	(1,557)

	12,780	8,695
Valuation allowance	(12,938)	(9,564)

Net deferred tax (liabilities) assets	$(158)	$(869)

At December 31, 2014, the Company had approximately $17.7 million of Federal and $17.5 million of state net operating loss carryforwards available to reduce future taxable income. The federal net operating loss carryforwards began to expire in 2010 and the various state net operating loss carryforwards begin to expire in 2022.

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

As of December 31, 2014, the Company’s consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $12.6 million, which consists of net operating loss carryovers, tax credit carryovers, depreciation and amortization, employee stock-based compensation expenses and certain liabilities.

During the quarter ended December 31, 2013, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. Accordingly, the Company recorded a non-cash income tax provision of $9.3 million to its valuation allowance. As of December 31, 2014, the Company continues to maintain a valuation allowance on its deferred tax assets.

14. Restructuring

Restructuring charges totaled $0.5 million in the year ended December 31, 2014 and is included in the accompanying Condensed Consolidated Statements of Operations. Restructuring activity consisted of a $0.5 million charge related to the exit of a portion of one of the Company’s production facilities in Georgia in the first quarter of 2014, which was subsequently lowered by $0.3 million in the third quarter of 2014, as the production facility was reutilized. In addition, a $0.3 million charge for severance payments owed to a former employee was recorded in the first quarter of 2014.

The change in the restructuring liability is summarized as follows:

Year Ended December 31, 2014
Accrued restructuring balance-beginning of period	$—
Employee severance accruals	306
Lease restructuring accruals	185
Cash payments	(491)

Accrued restructuring balance, end of period	$—

15. Commitments and Contingencies

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

In October 2007, the Company entered into an operating lease for office space for its corporate headquarters in San Mateo, California. In December 2012 the Company amended the lease agreement. The new lease term ends in March 2018. The lease includes an option for early termination effective February 2016.

In connection with the acquisition of EZ Prints, the Company entered into an operating lease agreement for a production facility in Atlanta, Georgia that expires in March 2016.

On August 1, 2014, the Company amended its primary facility lease (“Facility Lease Amendment”) to extend the term of 184,813 square feet of leased production and office space from July 31, 2014 to July 31, 2021. In connection with the Facility Lease Amendment, the Company also entered into an option to terminate the lease in its entirety on or after July 31, 2018. In the case of such early lease termination, the Company would be required to pay a termination fee dependent upon the effective date of an early lease termination, as follows:

(i)	For a termination effective as of July 31, 2018: $1,512,679

(ii)	For a termination effective as of July 31, 2019: $934,814

(iii)	For a termination effective as of July 31, 2020: $429,736.

Under the terms of the Facility Lease Amendment, the Company is further required to maintain a Letter of Credit naming the Landlord as the beneficiary for the maximum amount of the termination fee for which the Company may be liable under the terms of the Facility Lease Amendment. See Note 9, Line of Credit.

In connection with the Company’s Art and Groups business asset sales, it will no longer lease office and production facilities in Raleigh, North Carolina and Cheshire, Connecticut, which is with a related party (see Note 8), beyond March 2015. See Note 5, Discontinued Operations.

On November 5, 2014, in connection with a purchase agreement, Phoenix Online LLC assumed a capital lease associated with the Company’s InvitationBox.com business. See Note 5, Businesses Held for Sale and Discontinued Operations. The Company provided a corporate guaranty for this capital lease.

Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2014 are as follows:

Years Ended December 31,	Capital leases	Operating leases
2015	$604	$2,461
2016	630	976
2017	354	802
2018	—	517
2019	—	105
Thereafter	—	805

Total minimum lease payments	1,588	$5,666

Less amount representing interest	(130)

Present value of capital lease obligations	1,458
Less current portion	(526)

Long-term portion of capital lease obligations	$932

The future minimum operating lease commitments assume that the Company exercise its options for early termination under its current lease agreements, and does not include early termination fees of $0.4 million in 2015 and $1.5 million in 2017.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $1.9 million, $1.8 million and $1.9 million, respectively.

Purchase commitments

As of December 31, 2014, the Company’s non-cancelable purchase obligations totaled $1.7 million, primarily related to inventory purchases.

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

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming as the defendants the Company, certain of its directors, its chief executive officer, its chief financial officer and certain underwriters of its IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013, a similar complaint captioned Jinnah v. CafePress Inc., et al CIV-522976 was filed in the same court. The Company is, at this time, working to finalize an agreement to resolve this matter, and as such, has accrued an estimated liability of approximately $0.5 million which is considered to be a probable potential loss. We and the individual defendants continue to deny all allegations in the lawsuit.

16. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. A management committee determines matching contributions made by the Company annually. Matching contributions are made in cash and were $0.6 million under this plan for each of the years ended December 31, 2014 and 2013 and $0.5 for the year ended December 31, 2012.

17. Segment Information

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	December 31,
	2014	2013	2012
United States	$132,596	$149,529	$135,115
International	20,614	22,244	20,884

Total	$153,210	$171,773	$155,999

All of the Company’s long-lived assets are located in the United States.

18. Selected Quarterly Data (Unaudited)

Revised consolidated unaudited quarterly financial information for 2014 and 2013 is as follows (in thousands, except per share data). See Note 2, Summary of Significant Accounting Policies for additional information regarding revisions to the Company’s previously issued financial statements:

	For the Three Months Ended,
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(In thousands, except per share amounts)
Net revenues	$58,649	$29,722	$33.937	$30,902
Gross profit	19,979	9,865	11,691	10,895
Net loss from continuing operations	(295)	(6,239)	(4,883)	(6,404)
Income (loss) from discontinued operations, net of tax	(172)	249	425	1,412
Net loss	(467)	(5,990)	(4,458)	(4,992)
Net loss per basic and diluted common share from continuing operations	$(0.02)	$(0.36)	$(0.28)	$(0.37)

Net income (loss) per basic and diluted common share from discontinued operations	$(0.01)	$0.01	$0.02	$0.08

Total net loss per basic and diluted common share	$(0.03)	$(0.35)	$(0.26)	$(0.29)

	For the Three Months Ended,
	Dec 31, 2013		Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(In thousands, except per share amounts)
Net revenues	$67,451		$33,457	$35,922	$34,943
Gross profit	24,398		12,271	12,770	11,931
Net loss from continuing operations	(6,474)		(3,102)	(1,305)	(3,551)
Income (loss) from discontinued operations, net of tax	1,427		(205)	(252)	(451)
Net loss	(5,047	)(1)	(3,307)	(1,557)	(4,002)
Net loss per basic and diluted common share from continuing operations	$(0.38)		$(0.18)	$(0.08)	$(0.21)

Net income (loss) per basic and diluted common share from discontinued operations	$0.08		$(0.01)	$(0.01)	$(0.03)

Total net loss per basic and diluted common share	$(0.29)		$(0.19)	$(0.09)	$(0.23)

(1)	Includes the impact of the recording of an $9.3 million valuation allowance.

Consolidated unaudited quarterly financial information for 2014 and 2013 as initially reported in each quarter prior to December 31, 2014 is as follows (in thousands, except per share data). Revised consolidated unaudited quarterly financial information for 2014 and 2013 is as follows (in thousands, except per share data). See Note 2, Summary of Significant Accounting Policies for additional information regarding revisions to the Company’s previously issued financial statements:

	For the Three Months Ended,
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(In thousands, except per share amounts)
Net revenues	$58,649	$29,722	$33,937	$30,902
Gross profit	18,873	9,923	11,604	10,957
Net loss from continuing operations	(1,590)	(6,181)	(4,970)	(6,342)
Income (loss) from discontinued operations, net of tax	(172)	62	606	1,489
Net loss	(1,762)	(6,119)	(4,364)	(4,853)
Net loss per basic and diluted common share from continuing operations	$(0.09)	$(0.36)	$(0.29)	$(0.37)

Net income (loss) per basic common share from discontinued operations	$(0.01)	$0.00	$0.04	$0.09

Net income (loss) per diluted common share from discontinued operations	$(0.01)	$0.00	$0.03	$0.09

Total net loss per basic and diluted common share	$(0.10)	$(0.35)	$(0.25)	$(0.28)

	For the Three Months Ended,
	Dec 31, 2013		Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(In thousands, except per share amounts)
Net revenues	$67,451		$33,457	$35,922	$34,943
Gross profit	24,403		12,328	12,775	11,996
Net loss from continuing operations	(6,108)		(3,064)	(1,300)	(3,570)
Income (loss) from discontinued operations, net of tax	1,449		(205)	(252)	(451)
Net loss	(4,659	)(1)	(3,269)	(1,552)	(4,021)
Net loss per basic and diluted common share from continuing operations	$(0.36)		$(0.18)	$(0.08)	$(0.21)

Net income (loss) per basic and diluted common share from discontinued operations	$0.08		$(0.01)	$(0.01)	$(0.03)

Total net loss per basic and diluted common share	$(0.27)		$(0.19)	$(0.09)	$(0.23)

(1)	Includes the impact of the recording of a $9.3 million valuation allowance.

The following tables summarize the corrections on each of the affected financial statement line items for the nine months ended and at September 31, 2014:

	September 30, 2014 (Unaudited)
	As previously reported	Adjustment	As revised
Balance Sheets:
Deferred costs	$3,056	$156	$3,212
Current assets	$38,082	$156	$38,238
Total assets	$109,039	$156	$109,195
Accounts payable	$9,586	$995	$10,581
Deferred revenue	$4,530	$249	$4,779
Total current liabilities	$34,329	$1,244	$35,573
Total liabilities	$37,813	$1,381	$39,194
Accumulated deficit	$(29,283)	$(1,225)	$(30,508)
Total stockholders’ equity	$71,226	$(1,225)	$70,001
Total liabilities and stockholders’ equity	$109,039	$156	$109,195

	Nine Months Ended September 30, 2014 (Unaudited)
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$62,077	$33	$62,110
Loss before income taxes	$(19,212)	$(33)	$(19,245)
Loss from continuing operations	$(17,493)	$(33)	$(17,526)
Basic and diluted net loss per share of common stock from continuing operations	$(1.01)	$0.00	$(1.01)

19. Subsequent Events

Departure of an executive officer

Effective January 1, 2015, Sumant Sridharan will terminate his role as the Company’s President of CafePress, Inc. Mr. Sridharan will receive a $75,000, bonus, Mr. Sridharan will continue in a consulting role with the Company for six months beginning January 2, 2015 and receive $18,000 per month and continued vesting of his previously granted stock options and restricted stock units.

Art business asset sale

On March 1, 2015, the Company sold its Art business, which transforms photographs and images into canvas works of art and sells such products through its e-commerce websites, pursuant to an asset purchase agreement with Circle Graphics. The Company received proceeds of $31.5 million, including $27.7 million in cash and $3.8 million in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Circle Graphics and the escrow agent.

The Company also entered into a transition services agreement with Circle Graphics for a period of one year from the closing date, and a commercial agreement whereby certain products purchased on the Company’s websites will be exclusively fulfilled by Circle Graphics for a period of three years following the closing date. There is no material relationship between the Company and Circle Graphics other than the asset purchase agreement.

The Company has included the assets and liabilities associated with the Art business as assets and liabilities held for sale in the Company’s consolidated balance sheet at December 31, 2014 and the historical operations associated with the Art business is included in income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations for all periods presented.

Groups business asset sale

On March 6, 2015, the Company sold its Groups business, which engages in providing personalized apparel and merchandise for groups and organizations through its e-commerce websites, pursuant to an asset purchase agreement with Logo Sportswear. The Company received proceeds of $9.7 million, including $8.7 million in cash and $1.0 million in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Logo Sportswear and the escrow agent.

In connection with the sale of the Groups business, the Company also entered into a transition services agreement for a period of one year from the closing date, and a referral agreement with Logo Sportswear for a period of two years following the closing date. There is no material relationship between the Company and Logo Sportswear other than the asset purchase agreement.

The Company has included the assets and liabilities associated with the Groups business as assets and liabilities held for sale in the Company’s consolidated balance sheet at December 31, 2014 and the historical operations associated with the Groups business is included in income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations for all periods presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on management’s evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of a material weakness in the Company’s internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management identified the following material weakness that existed as of December 31, 2014:

We did not maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, the Company did not maintain effective controls over the underlying data supporting account reconciliations prepared for accounts payable and prepaid inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness resulted in the revision to our previously reported interim and annual financial statements for the years ended December 31, 2013 and 2012. Management concludes that the material weakness described above existed as of December 31, 2014 and could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, we have concluded we did not maintain effective internal control over financial reporting as of December 31, 2014. Notwithstanding the material weakness described above, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by the company’s independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Remediation Plan

Prior to identifying the material weakness, management has been implementing an improved internal control structure within the Company’s financial reporting processes. As part of this, the designs of our business process review controls were significantly improved during the quarter ended December 31, 2014. These newly designed business process review controls are the controls which identified the material weakness noted above.

Because the implementation of these controls occurred during the last quarter of our fiscal year, management has not had sufficient time to test the operating effectiveness of these controls. Management believes these newly improved controls are sufficient to mitigate the material weakness and management will be testing the operating effectiveness of these controls during fiscal year 2015.

We will continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2015.

Changes in Internal Control over Financial Reporting

As described above under Remediation Plan, there were changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” and “Election of Directors — Corporate Governance Principles and Practice” in our Definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be held on May 25, 2015 (or the Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

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

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the audit committee are Brad W. Buss (chairperson), Michael Dearing and Diane M. Irvine. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our audit committee. Our Board of Directors has determined that each of Brad W. Buss, Michael Dearing and Diane M. Irvine qualifies as an “audit committee financial expert” within the meaning of such regulations.

ITEM 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The following chart sets forth certain information as of December 31, 2014, with respect to our equity compensation plans, specifically our 1999 Equity Incentive Plan, or the 1999 Stock Plan, our 2004 Amended and Restated Stock Incentive Plan, or the 2004 Stock Plan, and our Amended and Restated 2012 Stock Incentive

Plan, or the 2012 Stock Plan. Each of the 1999 Stock Plan, 2004 Stock Plan and the 2012 Stock Plan has been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,992,904	$8.91	1,581,816
Equity compensation plans not approved by security holders	—	—
Total	2,992,904	$8.91	1,581,816	(1)

(1)	The 2012 Stock Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock unit awards. The number of shares reserved for issuance under the 2012 Stock Plan is increased on January 1st of each year by the lesser of (i) 1,250,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors. In January 2014, the number of shares reserved for issuance under the 2012 Stock Plan was increased by 686,765. In addition, the number of shares reserved for issuance under the 2012 Stock Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1999 Stock Plan and 2004 Stock Plan that are subsequently forfeited or terminate for any reason before being exercised and unvested shares that are forfeited pursuant to the 1999 Stock Plan and 2004 Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 60.

Financial Statement Schedules. See Item 15(c) below.

Exhibits. See Item 15(b) below

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. CafePress shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/12

2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/12

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/12

3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/12

4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/12

4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/12

10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/12

10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/12

10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/12

10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/12

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4	3/28/12

10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management	10-K	001-35468	10.6	3/31/14

10.7+	2014 Cash Bonus Plan	10-K	001-35468	10.7	3/31/14

10.8+	Severance Agreement with Bob Marino dated February 12, 2014	8-K	001-35468	10.1	2/19/14

10.9+	Transition Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.1	2/19/14

10.10+	Consultant and Advisor Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.2	2/19/14

10.11+	Restricted Stock Unit Award Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.3	2/19/14

10.12+	Amended Employment Agreement with Garett Jackson	8-K	001-35468	10.1	4/4/14

10.13	Third Amendment and Modification of Lease by and among the Company, Riverport Group, LLC and 6901, LLC, dated July 17, 2014.	8-K	001-35468	10.1	7/18/14

10.14+	Offer Letter with Fred E. Durham III	8-K	001-35468	10.1	8/4/14

10.15+	Change of Control Agreement with Fred E. Durham III	8-K	001-35468	10.2	8/4/14

10.16+	Offer Letter with Maheesh Jain	8-K	001-35468	10.3	8/4/14

10.17+	Change of Control Agreement with Maheesh Jain	8-K	001-35468	10.4	8/4/14

10.18+	Separation Agreement and Release with Bob Marino dated August 3, 2014	8-K	001-35468	10.5	8/4/14

10.19+	Consulting Agreement with Bob Marino dated August 3, 2014	8-K	001-35468	10.6	8/4/14

10.20	Settlement Agreement and Mutual General Release, dated September 30, 2014, by and between the Company, LSW Holdings, Inc. f/k/a Logo’d Softwear, Inc. and Frank Nevins.	8-K	001-35468	10.1	10/3/14

10.21+	Separation Agreement and Release with Wes Herman dated January 8, 2014	10-K	001-35468	10.12	3/31/14

10.22+	Release of Claims Agreement with Wes Herman dated January 8, 2014	10-K	001-35468	10.13	3/31/14

10.23	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7	3/28/12

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.24	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012	10-K	001-35468	10.6	3/18/13

10.25	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6	3/18/13

10.26	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/12

10.27+	Transition Agreement and Release with Sumant Sridharan dated January 9, 2015	8-K	001-35468	10.1	1/13/2015

10.28+	Consulting Agreement with Sumant Sridharan dated January 9, 2015.	8-K	001-35468	10.2	1/13/2015

10.29+	2015 Cash Bonus Plan	8-K	001-35468	10.1	2/11/2015

10.30	Asset Purchase Agreement, dated as of February 11, 2015, by and between CafePress Inc. and Circle Graphics, Inc.	8-K	001-35468	10.1	3/3/2015

10.31	Asset Purchase Agreement, dated as of March 9, 2015, by and between CafePress Inc. and Logo Sportswear, Inc.	8-K	001-35468	10.1	3/9/15

21.1	List of Subsidiaries	10-K	001-35468	10.6	3/18/13

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (See page 109)					X

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

(c)	Financial Statement Schedules

CAFEPRESS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Income	Deductions	Other (1)	Balance at End of Year
	(in thousands)
Deferred Tax Valuation Allowance:
Year Ended December 31, 2014	$9,564	$3,374	$—	$—	$12,938
Year Ended December 31, 2013	297	9,267	—	—	9,564
Year Ended December 31, 2012	58	—	—	239	297

(1)	Represents valuation allowance established for state tax net operating loss recorded in connection with the acquisition of EZ Prints, Inc.

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

CAFEPRESS INC.

By:	/s/ Fred E. Durham III
Fred E. Durham III President and Chief Executive Officer

Date: March 31, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred E. Durham and Garett Jackson, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Fred E. Durham III Fred E. Durham III	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2015

/s/ Garett Jackson Garett Jackson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015

/s/ Brad W. Buss Brad W. Buss	Director	March 31, 2015

/s/ Patrick J. Connolly Patrick J. Connolly	Director	March 31, 2015

/s/ Douglas M. Leone Douglas M. Leone	Director	March 31, 2015

/s/ Michael Dearing Michael Dearing	Director	March 31, 2015

/s/ Diane M. Irvine Diane M. Irvine	Director	March 31, 2015

EXHIBIT INDEX

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/12

2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/12

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/12

3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/12

4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/12

4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/12

10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/12

10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/12

10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/12

10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/12

10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/12

10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management	10-K	001-35468	10.6		3/31/14

10.7+	2014 Cash Bonus Plan	10-K	001-35468	10.7		3/31/14

10.8+	Severance Agreement with Bob Marino dated February 12, 2014	8-K	001-35468	10.1		2/19/14

10.9+	Transition Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.1		2/19/14

10.10+	Consultant and Advisor Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.2		2/19/14

10.11+	Restricted Stock Unit Award Agreement with Monica Johnson dated February 12, 2014	8-K	001-35468	10.3		2/19/14

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.12+	Amended Employment Agreement with Garett Jackson	8-K	001-35468	10.1	4/4/14

10.13	Third Amendment and Modification of Lease by and among the Company, Riverport Group, LLC and 6901, LLC, dated July 17, 2014.	8-K	001-35468	10.1	7/18/14

10.14+	Offer Letter with Fred E. Durham III	8-K	001-35468	10.1	8/4/14

10.15+	Change of Control Agreement with Fred E. Durham III	8-K	001-35468	10.2	8/4/14

10.16+	Offer Letter with Maheesh Jain	8-K	001-35468	10.3	8/4/14

10.17+	Change of Control Agreement with Maheesh Jain	8-K	001-35468	10.4	8/4/14

10.18+	Separation Agreement and Release with Bob Marino dated August 3, 2014	8-K	001-35468	10.5	8/4/14

10.19+	Consulting Agreement with Bob Marino dated August 3, 2014	8-K	001-35468	10.6	8/4/14

10.20	Settlement Agreement and Mutual General Release, dated September 30, 2014, by and between the Company, LSW Holdings, Inc. f/k/a Logo’d Softwear, Inc. and Frank Nevins.	8-K	001-35468	10.1	10/3/14

10.21+	Separation Agreement and Release with Wes Herman dated January 8, 2014	10-K	001-35468	10.12	3/31/14

10.22+	Release of Claims Agreement with Wes Herman dated January 8, 2014	10-K	001-35468	10.13	3/31/14

10.23	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7	3/28/12

10.24	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012	10-K	001-35468	10.6	3/18/13

10.25	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6	3/18/13

10.26	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/12

10.27+	Transition Agreement and Release with Sumant Sridharan dated January 9, 2015	8-K	001-35468	10.1	1/13/2015

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.28+	Consulting Agreement with Sumant Sridharan dated January 9, 2015.	8-K	001-35468	10.2	1/13/2015

10.29+	2015 Cash Bonus Plan	8-K	001-35468	10.1	2/11/2015

10.30	Asset Purchase Agreement, dated as of February 11, 2015, by and between CafePress Inc. and Circle Graphics, Inc.	8-K	001-35468	10.1	3/3/2015

10.31	Asset Purchase Agreement, dated as of March 9, 2015, by and between CafePress Inc. and Logo Sportswear, Inc.	8-K	001-35468	10.1	3/9/15

21.1	List of Subsidiaries	10-K	001-35468	10.6	3/18/13

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (See page 109)					X

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X

32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

(b)	Financial Statement Schedules

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.