Form 10-Q
period 2015-03-31
CAFEPRESS INC.
filed 2015-05-14
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2015 was 17,583,424 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,223	$30,649
Short-term investments	6,225	—
Accounts receivable	2,936	4,452
Inventory	6,305	7,473
Deferred costs	915	1,976
Assets held for sale	—	32,703
Prepaid expenses and other current assets	4,573	4,832

Total current assets	66,177	82,085
Property and equipment, net	12,376	13,676
Goodwill	20,899	20,535
Intangible assets, net	5,144	5,758
Restricted cash	4,810	—
Other assets	355	431

TOTAL ASSETS	$109,761	$122,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,683	$11,207
Partner commissions payable	2,429	4,586
Accrued royalties payable	3,558	5,883
Accrued liabilities	9,668	12,477
Accrued income tax provision	1,615	—
Deferred revenue	1,408	2,476
Capital lease obligation, current	520	526
Liabilities held for sale	—	13,634

Total current liabilities	25,881	50,789
Capital lease obligation, non-current	774	932
Other long-term liabilities	318	579

TOTAL LIABILITIES	26,973	52,300

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2015 and December 31, 2014; none issued and outstanding	—	—
Common stock, $0.0001 par value - 500,000 shares authorized and 17,583 and 17,417 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	102,016	101,158
Accumulated deficit	(19,230)	(30,975)

TOTAL STOCKHOLDERS’ EQUITY	82,788	70,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,761	$122,485

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net revenues	$27,357	$30,902
Cost of net revenues	17,858	20,007

Gross profit	9,499	10,895

Operating expenses:
Sales and marketing	5,836	8,075
Technology and development	4,350	4,465
General and administrative	3,534	4,578
Acquisition-related costs	—	24
Restructuring costs	—	747

Total operating expenses	13,720	17,889

Loss from operations	(4,221)	(6,994)
Interest income	5	3
Interest expense	(22)	(33)
Other (expense) income, net	42	(8)

Loss before income taxes	(4,196)	(7,032)
Benefit from income taxes	(1,084)	(628)

Net loss from continuing operations	(3,112)	(6,404)
Income from discontinued operations, net of tax	14,857	1,412

Net income (loss)	$11,745	$(4,992)

Net (loss) income per share of common stock:
Basic:
Continuing operations	$(0.18)	$(0.37)

Discontinued operations	$0.85	$0.08

Diluted:
Continuing operations	$(0.18)	$(0.37)

Discontinued operations	$0.85	$0.08

Shares used in computing net (loss) income per share of common stock:
Basic	17,481	17,224
Diluted	17,553	17,417

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$11,745	$(4,992)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,945	2,545
Amortization of intangible assets	614	1,086
Loss on disposal of fixed assets	128	—
Stock-based compensation	452	806
Change in fair value of contingent consideration liability	—	(1,134)
Gain on disposal of business	(17,000)	—
Deferred income taxes	(158)	227
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	1,516	2,750
Inventory	1,168	1,283
Prepaid expenses and other current assets	1,987	42
Other assets	76	332
Accounts payable	(4,539)	(9,700)
Partner commissions payable	(2,157)	(2,026)
Accrued royalties payables	(2,325)	(2,390)
Accrued and other liabilities	(4,057)	(2,023)
Accrued income tax provision	1,615	—
Assets and liabilities held for sale	(2,361)	—
Deferred revenue	(1,068)	(123)

Net cash used in operating activities	(12,419)	(13,317)

Cash Flows from Investing Activities:
Purchase of short-term investments	(6,225)	—
Proceeds from sale of businesses, net	38,576	—
Purchase of property and equipment	(175)	(372)
Capitalization of software and website development costs	(662)	(874)
Increase in restricted cash	(4,810)	—

Net cash provided by (used in) investing activities	26,704	(1,246)

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(111)	(142)
Proceeds from exercise of common stock options	400	299
Payments under insurance financing	—	(256)

Net cash provided by (used in) financing activities	289	(99)

Net increase (decrease) in cash and cash equivalents	14,574	(14,662)
Cash and cash equivalents — beginning of period	30,649	33,335

Cash and cash equivalents — end of period	$45,223	$18,673

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22	$41
Income taxes paid during the period	31	—
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	22	13

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

The Company serves its customers and partners, including consumers and content owners, through its portfolio of e-commerce websites and service offerings, including its flagship website, CafePress.com and through its e-commerce platform products and services. The Company’s consumers include millions of individuals, groups, businesses and organizations who leverage its innovative and proprietary print-on-demand services to express personal and shared interests, beliefs and affiliations by customizing a wide variety of products. These products include apparel, drinkware, accessories, wall art, home accents and stationery. The Company’s content owner customers include individual designers and branded content licensors who leverage its e-commerce websites and platforms to reach a mass consumer base and share and monetize their content in a variety of ways.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K as filed on March 31, 2015 with the SEC.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who manages the Company’s operations on a consolidated basis for purposes of allocating resources. As a result, the Company has a single operating segment which is the Company’s single reportable segment. All of the Company’s principal operations and decision-making functions are located in the United States.

Discontinued operations

Prior year financial statements have been recast to reflect the sale of the Company’s Invitation box.com business assets in the fourth quarter of 2014 and the sale of its Art and Groups business assets in the first fiscal quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

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

As of the dates of the Company’s annual goodwill impairment test and other impairment analyses, it had one operating segment and one reporting unit.

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

During fiscal year 2014, the Company’s market value dropped to below its book value, it had management changes, and it had changes to certain strategic objectives and operations. The Company considered these items to be triggering events which resulted in additional goodwill impairment tests carried out at September 30, 2014, December 31, 2014 and March 31, 2015. As a result, the Company updated its quantitative impairment test using a combination of the income and market approaches. Based on the Company’s updated impairment analyses performed as of September 30, 2014, which resulted in headroom of 20%, and as of December 31, 2014 and March 31, 2015, which considered cash flows from continuing operations, excluding the sale of its InvitationBox.com, Art, and Groups business assets, there was headroom of 27% and 3%, respectively. Accordingly, the Company concluded that step two of the goodwill impairment tests were not required at September 30, 2014, December 31, 2014 and March 31, 2015, and no impairment was recorded.

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

The Company’s discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company’s historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes its assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions. There can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. A sustained decline in the Company’s stock price and resulting market capitalization, delays in expected new business opportunities, unforeseen losses or failure to achieve planned profitability improvements in the future and changes in other estimates and assumptions as noted above could result in a significant goodwill impairment charge. In addition, a change in reporting units from any further reorganization, could materially affect the determination of reporting units or fair value for each reporting unit, which could trigger impairment in the future. It is not possible at this time to determine if any such future impairment charge would result.

The change in the carrying amount of goodwill is as follows (in thousands):

Carrying Amount
Balance at December 31, 2014	$20,535
Divestiture of business – Adjustment based on sale price	364

Balance at March 31, 2015	$20,899

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

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company in the first quarter of 2017. Early application is not permitted. In April 2015, the FASB issued for public comment a proposed Accounting Standards Update that would defer the effective date of the new standard by one year. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

In April 2014, the FASB issued a new accounting standard that limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on and entity’s operations and financial results, and requires expanded disclosures for discontinues operations. The new standard will be effective prospectively for disposals that occur in fiscal years beginning after December 15, 2014, with early adoption permitted in certain circumstances. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures as the Company did not elect to early adopt this disclosure.

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

Revision of Prior Periods

During the fourth quarter of 2014, the Company identified an error in its accounting for certain inventory purchases and other operating costs that was originally recognized in the fourth quarter of 2010 through the third quarter of 2014. The identified errors related to the incorrect invoice vouchering of prepayments of inventory purchases and certain operating expense transactions. The Company assessed the materiality of the errors on each financial period impacted in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements, but was material in the aggregate to the results of the fourth quarter of 2014 and therefore it was not recorded as an out of period adjustment. Accordingly, the financial statements provided herein have been revised to correct these errors. The adjustments related to years prior to 2012 are reflected as a $0.3 million increase to the beginning Accumulated Deficit for 2012. The revision had no net impact on the Company’s net cash provided by operating activities for any period presented.

The following tables summarize the corrections to the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2014 (in thousands):

	The Three Months Ended March 31, 2014
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$19,945	$62	$20,007
Loss before income taxes	$(6,970)	$(62)	$(7,032)
Net loss from continuing operations	$(6,342)	$(62)	$(6,404)
Basic and diluted net loss per share of common stock from continuing operations	$(0.37)	$—	$(0.37)

	The Three Months Ended March 31, 2014
	As previously reported	Adjustment	As revised
Statements of Cash Flow:
Net loss	$(5,217)	$225	$(4,992)
Accounts receivable	$2,810	$(60)	$2,750
Prepaid expenses and other current assets	$274	$(232)	$42
Accounts payable	$(9,653)	$(47)	$(9,700)
Accrued royalties payable	$(2,443)	$53	$(2,390)
Accrued and other liabilities	$(2,448)	$425	$(2,023)
Deferred income taxes	$591	$(364)	$227

2. Investments and Fair Value of Financial Instruments

The components of the Company’s cash, cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$18,630	$—	$—	$18,630
Money market funds	26,593	—	—	26,593

Total cash equivalents	45,223	—	—	45,223

Short-term investments:
Certificates of deposit	6,225	—	—	6,225

Total cash and cash equivalents and short term investments	$51,448	$—	$—	$51,448

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$12,061	$—	$—	$12,061
Money market funds	18,588	—	—	18,588

Total cash and cash equivalents and short term investments	$30,649	$—	$—	$30,649

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	March 31, 2015
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$26,593	$26,593	$—	$—

Short-term investments:
Certificates of deposit	6,225	6,225	—	—

Total financial assets	$32,818	$32,818	$—	$—

	December 31, 2014
	Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$18,588	$18,588	$—	$—

Total financial assets	$18,588	$18,588	$—	$—

The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) of any other government agency.

The Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of March 31, 2015, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

In 2012 and 2011, the Company acquired businesses which the Company accounted for under the purchase method of accounting. The terms of the agreements relating to the acquisitions provide for contingent consideration that are accounted for as part of the purchase consideration. The Company determined the estimated fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassessed its current estimates of performance relative to the stated targets and adjusted the liability to the estimated fair value. Contingent consideration (benefit)/expense was recorded for any change in the estimated fair value of the recognized amount of the liability for contingent consideration. As of December 31, 2014, the Company had fulfilled its obligation related to these acquisitions and accordingly no liability has been recorded as of March 31, 2015 and December 31, 2014.

The change in fair value of contingent consideration classified within Level 3 of the fair value hierarchy is recorded within acquisition-related costs in the consolidated statements of operations.

The change in the contingent consideration liability, which is a Level 3 liability measured at fair value on a recurring basis, is summarized as follows during the three months ended March 31, 2014 (in thousands).

Three Months Ended March 31, 2014
Fair value — beginning of period	$1,941
Change in fair value	(1,134)

Fair value — end of period	$807

3. Balance Sheet Items

Property and equipment, net are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Building	$3,782	$3,782
Computer equipment and office furniture	13,586	13,577
Computer software	2,361	2,361
Internal use software and website development	15,143	14,505
Production equipment	21,133	21,218
Leasehold improvements	5,189	5,187

Total property and equipment	61,194	60,630
Less: accumulated depreciation and amortization	(48,818)	(46,954)

Property and equipment, net	$12,376	$13,676

Property and equipment acquired under capital leases are as follows (in thousands):

	March 31, 2015	December 31, 2014
Building	$3,782	$3,782
Less accumulated depreciation	(3,038)	(2,958)

Building, net	$744	$824

Production equipment	$389	$505
Less: accumulated depreciation	(376)	(438)

Production equipment, net	$13	$67

Depreciation and amortization expense was $1.9 million and $2.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Depreciation expense for assets under capital leases included above was $0.1 million for both the three months ended March 31, 2015 and March 31, 2014.

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Payroll and employee related expense	$2,246	$1,890
Other accrued liabilities	1,726	2,755
Professional services	1,432	2,139
Divestiture expenses	1,296	—
Production costs	1,102	3,496
Unclaimed royalty payments	984	984
Accrued advertising	597	480
Royalties-minimum guarantee	175	439
Allowance for sales returns and chargebacks	109	294

Accrued liabilities	$9,668	$12,477

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$294	$295
Add: provision	842	872
Less: deductions and other adjustments	(1,027)	(1,065)

Balance, end of period	$109	$102

Intangible assets are composed of the following (in thousands):

		March 31, 2015			December 31, 2014
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4.0 years	$8,590	$(5,214)	$3,376	$8,590	$(4,679)	$3,911
Business relationships	8.0 years	2,540	(772)	1,768	2,540	(693)	1,847

Total		$11,130	$(5,986)	$5,144	$11,130	$(5,372)	$5,758

There were no indications of impairment during the three months ended March 31, 2015 and the year ended December 31, 2014.

4. Discontinued Operations

In the fourth fiscal quarter of 2014 and the first fiscal quarter of 2015, in order to improve the Company’s core business and further enhance stockholder value, the Company entered into definitive agreements to divest its Art, Groups and InvitationBox.com businesses for a total of approximately $40.3 million in cash. The Art and Groups asset sales closed in the first fiscal quarter of 2015 and the InvitationBox.com asset sale closed in the fourth fiscal quarter of 2014. The Company has classified the assets and liabilities associated with the Art and Groups businesses as assets and liabilities held for sale in the Company’s consolidated balance sheet at December 31, 2014 in accordance with the FASB Accounting Standards Codification (“ASC”) 360-10-45 which is before January 1, 2015, the effective date of the new accounting standards in relation to discontinued operations reporting. Therefore, the Company did not apply the new accounting standard to the divestitures of Art and Groups businesses although the businesses were disposed of after the effective date. Income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations, represents the net income from the disposal of assets and liabilities associated with the sale of Art and Groups, as well as the historical operations associated with the Art, Groups and InvitationBox.com businesses for all periods presented in accordance with the FASB ASC 205-20-55 within discontinued operations.

Art business asset sale

On March 1, 2015, the Company sold its Art business, which transforms photographs and images into canvas works of art and sells such products through its e-commerce websites, pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”). The Company received proceeds of $30.5 million, including $27.7 million in cash and $2.8 million in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Circle Graphics and the escrow agent.

The Company also entered into a transition services agreement with Circle Graphics for a period of one year from the closing date, and a commercial agreement whereby certain products purchased on the Company’s websites will be exclusively fulfilled by Circle Graphics for a period of three years following the closing date. There is no material relationship between the Company and Circle Graphics. Management is required to estimate the expected continuing cashflows against the cashflows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cashflows in relation to the commercial agreement and the transition services agreement on a gross basis in relation to the expected cashflows of the disposed business and has concluded that these cashflows will be insignificant to the disposed business. The Company will have no involvement in the management of Circle Graphics. As a result, management has applied discontinued operations presentation to the Art business asset sale in accordance with the FASB ASC 205-20-55.

Groups business asset sale

On March 6, 2015, the Company sold its Groups business, which engages in providing personalized apparel and merchandise for groups and organizations through its e-commerce websites, pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”). The Company received proceeds of $9.8 million, including $8.7 million in cash and $1.1 million in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Logo Sportswear and the escrow agent.

In connection with the sale of the Groups business, the Company also entered into a transition services agreement for a period of one year from the closing date and referral agreement with Logo Sportswear for a period of two years following the closing date. There is no material relationship between the Company and Logo Sportswear. Management is required to estimate the expected continuing cashflows against the cashflows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cashflows in relation to the referral agreement and the transition services agreement on a gross basis in relation to the expected cashflows of the disposed business and has concluded that these cashflows will be insignificant to the disposed business. The Company will have no involvement of the management in Logo Sportswear. As a result, management has applied discontinued operations presentation to the Groups business asset sale in accordance with the FASB ASC 205-20-55.

InvitationBox.com business asset sale

On November 5, 2014, the Company entered into an asset purchase agreement with Phoenix Online LLC, a related party, pursuant to which the Company sold certain assets and liabilities of its InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement; b) 3% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement as consideration for the Company’s guaranty of a certain assumed lease for up to $900,000; and c) 2% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement as consideration for certain transition services to be provided by the Company. The Company will have no involvement in the management of Phoenix Online, LLC. If and when such guaranty is released or the underlying lease is terminated, and/or the transition services end the additional cash revenue payments will cease.

Financial information for the combined discontinued operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net revenues	$12,171	$17,286
Cost of net revenues	7,012	9,902

Gross profit	5,159	7,384
Operating expenses:
Sales and marketing	3,845	5,358
Technology and development	261	681
General and administrative	293	273
Acquisition-related costs	—	(1,136)

Total operating expenses	4,399	5,176

Income from operations	760	2,208
Interest expense	(1)	(10)
Gain on sale of assets	17,000	—

Income before income taxes	17,759	2,198
Provision for income taxes	2,902	786

Net income from discontinued operations	$14,857	$1,412

5. Line of Credit

In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through June 2015 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at March 31, 2015 and December 31, 2014, and is secured on all assets of the Company. There were no draws against the facility as of March 31, 2015 and December 31, 2014.

In July 2014, the Company amended its loan and security agreement (See Note 10, Commitments and Contingencies) which extended the maximum amount available under the Company’s revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with its amended facility lease agreement for $1.5 million. The Letter of Credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remained the same. The revolving credit facility is available for ordinary operations.

6. Stock-Based Compensation

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	2,750	$9.70	3.39	$—
Granted	10	2.12
Exercised	(148)	2.62
Forfeited	(341)	12.43

Outstanding — March 31, 2015	2,271	$9.66	4.56	$127

Vested and expected to vest — March 31, 2015	1,843	$10.62	3.12	$66

Options exercisable — March 31, 2015	1,405	$11.89	3.34	$19

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	4.6	4.6
Risk-free interest rate	1.4%	1.5%
Expected volatility	47%	48%
Expected dividend rate	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the three months ended March 31, 2015 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2014	243	$5.81
Granted	—	—
Vested	(18)	5.86
Forfeited and cancelled	(64)	5.84

Awarded and unvested at March 31, 2015	161	$5.91

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of net revenues	$40	$40
Sales and marketing	99	27
Technology and development	80	115
General and administrative	227	606

Total stock-based compensation expense	$446	$788

Capitalizable stock-based compensation relating to software development was not significant for any period presented.

7. Net Income (Loss) per Share of Common Stock

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss from continuing operations	$(3,112)	$(6,404)
Income from discontinued operations, net of tax	14,857	1,412

Net income (loss)	$11,745	$(4,992)
Shares used in computing net income (loss) per share of common stock:
Basic	17,481	17,224
Diluted	17,553	17,417
Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.18)	$(0.37)

Discontinued operations	$0.85	$0.08

Total	$0.67	$(0.29)

Diluted:
Continuing operations	$(0.18)	$(0.37)

Discontinued operations	$0.85	$0.08

Total	$0.67	$(0.29)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods in which the Company incurred a loss because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Stock options to purchase common stock	2,271	2,642
Restricted stock units	161	325

8. Income Taxes

The Company recorded a $1.1 million and $0.6 million benefit for income taxes for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate was (25.8%) and (8.9%) for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the effective tax rate was different than the statutory tax rate primarily due to the net loss from continuing operations generated in the quarter while maintaining a full valuation allowance against its deferred tax assets. For the three months ended March 31, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the quarter while maintaining a full valuation allowance against its deferred tax assets.

An Accrued income tax provision liability has been recorded as of March 31, 2015 to capture the difference between the income tax expense recorded in discontinued operations during the quarter and the offsetting benefit recognized in continuing operations for the quarter. The balance of the Accrued income tax provision will be recognized as an income tax benefit over the remainder of the year ended December 31, 2015. Income recognized in discontinued operations provides positive evidence for recognition of income tax benefit of deferred tax consequences resulting from continuing operations for the year. Accordingly, the benefit for the utilization of the deferred tax assets, resulting from the income from discontinued operations, is recognized as part of the annual estimated tax rate applied to the year to date income (loss) from continuing operations, while the related income tax expense is recorded in the period the discontinued operations income is recognized.

During the quarter ended December 31, 2013, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. Accordingly, the Company recorded a non-cash income tax provision of $9.3 million to its valuation allowance. As of March 31, 2015, the Company continues to maintain a valuation allowance on its deferred tax assets.

9. Segment Information

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$24,458	$26,879
International	2,899	4,023

Total	$27,357	$30,902

All of the Company’s long-lived assets are located in the United States.

10. Restructuring

Restructuring costs were $0.7 million in the three months ended March 31, 2014 and are included in Restructuring in the accompanying Condensed Consolidated Statements of Operations. This expense consists of a $0.4 million charge related to the exit of a portion of one of the Company’s production facilities in Georgia as the Company continued to integrate production capabilities into its Louisville, KY plant, and a $0.3 million charge for severance payments owed to a former employee. The unused portion of the production facility was exited in its entirety by March 31, 2014. There was no restructuring charges for the three months ended March 31, 2015.

The change in the restructuring liability is summarized as follows during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Accrued restructuring balance-beginning of period	$—
Employee severance accruals	300
Lease restructuring accruals	405
Cash payments	(120)

Accrued restructuring balance, end of period	$585

11. Commitments and Contingencies

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

In 2005, the Company entered into a capital lease agreement for a production facility in Louisville, Kentucky consisting of 126,352 square feet. The lease was amended in May 2007 to lease an additional 20,000 square feet. The capital lease has an interest rate of 6.5% and expires in 2017.

In October 2007, the Company entered into an operating lease for office space for its corporate headquarters in San Mateo, California. In December 2012 the Company amended the lease agreement. The new lease term ends in March 2018. The lease includes an option for early termination effective January 31, 2016. In April 2015, the Company provided notice of its intent to pursue the early termination option. See Note 12, Subsequent Events.

In connection with the acquisition of EZ Prints, the Company entered into an operating lease agreement for a production facility in Atlanta, Georgia that expires in March 2016.

Pursuant to an amendment to the lease in August of 2012, the Company added 184,813 square feet. On August 1, 2014, the Company further amended its primary facility lease (“Facility Lease Amendment”) to extend the term related only to the 184,813 square feet of leased production and office space from July 31, 2014 to July 31, 2021. In connection with the Facility Lease Amendment, the Company also entered into an option to terminate the lease in its entirety on or after July 31, 2018. In the case of such early lease termination, the Company would be required to pay a termination fee dependent upon the effective date of an early lease termination, as follows:

(i)	For a termination effective as of July 31, 2018: $1,512,679

(ii)	For a termination effective as of July 31, 2019: $934,814

(iii)	For a termination effective as of July 31, 2020: $429,736.

Under the terms of the Facility Lease Amendment, the Company is further required to maintain a Letter of Credit naming the Landlord as the beneficiary for the maximum amount of the termination fee for which the Company may be liable under the terms of the Facility Lease Amendment. See Note 4, Line of Credit.

In connection with the Company’s Art and Groups business asset sales, it will no longer lease office and production facilities in Raleigh, North Carolina and Cheshire, Connecticut, which is with a related party, beyond March 2015. See Note 5, Discontinued Operations.

On November 5, 2014, in connection with a purchase agreement, Phoenix Online LLC assumed a capital lease associated with the Company’s InvitationBox.com business. The Company provided a corporate guaranty for this capital lease.

Future minimum lease payments under noncancelable operating and capital leases as of March 31, 2015 are as follows:

Years Ended December 31,	Capital leases	Operating leases
Remaining nine months of 2015	$437	$1,494
2016	607	876
2017	355	701
2018	—	415

Total minimum lease payments	1,399	$3,486

Less amount representing interest	(105)

Present value of capital lease obligations	1,294
Less current portion	(520)

Long-term portion of capital lease obligations	$774

The future minimum operating lease commitments assume that the Company exercise its options for early termination under its current lease agreements, and does not include early termination fees of approximately $0.4 million in 2015 and $1.5 million in 2017.

12. Subsequent Events

In April 2015, the Company approved a restructuring plan for the San Mateo, California location which includes downsizing its office space and a headcount reduction. The Company provided notice of its intent to pursue the option to early terminate its office space lease effective as of January 31, 2016. The Company will pay approximately $0.4 million in connection with the early termination.

In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under a Rule 10b5-1 trading plan, the Company may repurchase its shares regardless of any subsequent possession of material nonpublic information. The timing and amount of stock repurchased, if any, will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our recent divestitures and potential impacts and anticipated benefits and consequences thereof and our ongoing obligations under the terms of the related agreements; our plans for future services and enhancements of existing services; the benefits of our services, technology and manufacturing processes; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our revenues and growth rates from period to period; our expectations regarding the effect of seasonality on our business; critical accounting policies; customer acquisition costs as a driver of future growth; statements regarding continuing customer desire for custom products; the impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; status of our strategic evaluations process and our intent to continue with an ongoing general evaluation of our business overall; the effect of any potential strategic alternatives, if and to the extent implemented; our belief that the strategic steps we have taken will provide us with resources required to focus on improving our core business, enhance stockholder value and strengthen our balance sheet; quarterly trends; our liquidity position and cash flows; anticipated cash needs and our capital requirements and our needs for additional financing and the potential impact; our ability to recognize and remedy issues with internal controls and accounting treatment thereof; the expected results of any remediation plans; benefits of non-GAAP financial results; our investment plans; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our expectations regarding the shift to mobile site access and the projected impact of such shift on our business; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; the effect of recent changes in executive leadership and in other roles in our management team; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; competition; and sources of new revenue. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Strategic Transactions

Art business asset sale

On March 1, 2015, we completed the sale of our Arts business pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”), dated as of February 11, 2015, for $30.5 million, including $27.7 million in cash and $2.8 million in escrow for our indemnification obligations pursuant to an escrow agreement between us, Circle Graphics and the escrow agent.

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

Groups business asset sale

On March 6, 2015, we completed the sale of our Groups business, which engages in providing personalized apparel and merchandise for groups and organizations through our e-commerce websites (“Groups”), pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”) for $9.8 million, including $8.7 million in cash and $1.1 million in escrow for our indemnification obligations pursuant to an escrow agreement between us, Logo Sportswear and the escrow agent.

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

The Art and Groups transactions closed in the first quarter of 2015. The Art and Groups businesses together represented approximately 34% of our total revenue in 2014. We believe these strategic steps will provide us the resources required to focus on improving our core business, further enhance stockholder value and strengthen our balance sheet.

Prior year consolidated statements of operations have been recast to reflect the sale of our Invitation box.com business assets in 2014 and the sale of our Art and Groups business assets in the first fiscal quarter of 2015 within discontinued operations. Results of discontinued operations are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

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

We monitor several key operating metrics including (from continuing operations):

Three months ended	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015
Key operating metrics:
Total number of orders	1,332,420	1,173,696	2,326,694	1,013,793	1,135,802	976,448	2,001,780	904,419
Average order size	$26	$28	$28	$30	$29	$30	$29	$28

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

As of March 31, 2015 we had fulfilled our obligations related to our previous acquisitions and therefore maintained no accrual for performance-based contingent consideration payments.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K filed on March 31, 2015 with the SEC. We update our critical accounting policies and estimates in our periodic reports on Form 10-Q when they are modified or expected to be modified.

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

As of the date of our goodwill impairment tests, we determined we had one operating segment.

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

During fiscal year 2014, our market value dropped to below our book value, we had management changes, and we had changes to certain strategic objectives and operations. We considered these items to be triggering events which resulted in additional goodwill impairment tests carried out at September 30, 2014, December 31, 2014 and March 31, 2015. As a result, we updated our quantitative impairment test using a combination of the income and market approaches. Based on our updated impairment analyses performed as of September 30, 2014, which resulted in headroom of 20%, and as of December 31, 2014 and March 31, 2015, which considered cash flows from continuing operations, excluding the sale of our InvitationBox.com, Art Groups business assets, there was headroom of 27% and 3%, respectively, we concluded that step two of the goodwill impairment tests were not required at September 30, 2014, December 31, 2014 and March 31, 2015, and no impairment was recorded. Any additional downward changes in the market value could result in an additional triggering event.

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

Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes its assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions. There can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. A sustained decline in the Company’s stock price and resulting market capitalization, delays in expected new business opportunities, unforeseen losses or failure to achieve planned profitability improvements in the future and changes in other estimates and assumptions as noted above could result in a significant goodwill impairment charge. In addition, a change in reporting units from any further reorganization, could materially affect the determination of reporting units or fair value for each reporting unit, which could trigger impairment in the future. It is not possible at this time to determine if any such future impairment charge would result.

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

In connection with the sale of InvitationBox.com assets in 2014, and the sale of the Art and Groups businesses in the first quarter of 2015, we eliminated $18.5 million of goodwill.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2015	2014
Net revenues	100%	100%
Cost of net revenues	65	65

Gross profit	35	35
Operating expenses:
Sales and marketing	21	26
Technology and development	16	14
General and administrative	13	15
Acquisition-related costs	—	—
Restructuring	—	2

Total operating expenses	50	58

Loss from operations	(15)	(23)
Interest income	—	—
Interest expense	—	—
Other (expense) income, net	—	—

Loss before income taxes	(15)	(23)
Benefit from income taxes	(4)	(2)

Net loss from continuing operations	(11)%	(21)%

Effective tax rate	25.8%	8.9%

Comparison of the three months ended March 31, 2015 and 2014

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
	(Unaudited)
Net revenues	$27,357	$30,902	$(3,545)	(11)%
Cost of net revenues	17,858	20,007	(2,149)	(11)

Gross profit	9,499	10,895	(1,396)	(13)

Operating expenses:
Sales and marketing	5,836	8,075	(2,239)	(28)
Technology and development	4,350	4,465	(115)	(3)
General and administrative	3,534	4,578	(1,044)	(23)
Acquisition-related costs	—	24	(24)	(100)
Restructuring	—	747	(747)	(100)

Total operating expenses	13,720	17,889	(4,169)	(23)

Loss from operations	(4,221)	(6,994)	2,773	(40)
Interest income	5	3	2	67
Interest expense	(22)	(33)	11	(33)
Other expense, net	42	(8)	50	NM

Loss before income taxes	(4,196)	(7,032)	2,836	(40)
Benefit from income taxes	(1,084)	(628)	(456)	73

Net loss from continuing operations	$(3,112)	$(6,404)	$3,292	(51)%

NM = Not meaningful

Net revenues

Net revenues decreased $3.5 million, or 11%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in revenue resulted from a decline in orders primarily within our CafePress.com site and, to a lesser extent, from our partner channels within our CafePress Services platform. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses. International revenue also contributed to the decline within the quarter as we reduced the number of international web site domains we maintain. As in previous quarters, net revenues were negatively impacted by the continued shifts in customer behavior resulting in increased traffic from mobile devices. Within CafePress Services, growth in net revenues from our retail and feed partnerships more than offset a decline from photo-print and merchandise partners in EZ Prints. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues decreased $2.1 million, or 11%, for the three months ended March 31, 2015 compared to the same period in 2014. Cost of net revenues was 65%, as a percentage of net revenues, for the three months ended March 31, 2015 and for the same period in 2014. Within cost of net revenues, the variable components of materials, labor, and commissions collectively decreased by approximately 1 percentage point while shipping costs increased by approximately 1.5 percentage points. The decrease in cost of net revenues are a result of shifts in our product and channel mix and increases in outsourced manufacturing. Fixed overhead costs remained flat as a percentage of revenue.

Sales and marketing

Sales and marketing expenses decreased $2.2 million, or 28%, for the three months ended March 31, 2015 compared to the same period in 2014. Sales and marketing expenses were 21% of net revenues for the three months ended March 31, 2015 compared to 26% for the same period in 2014. The decrease in absolute dollars in sales and marketing expenses consists of a $2.4 million decline in variable expenses, partially offset by a $0.2 million increase in fixed expenses. The decline in variable expenses was primarily due to lower keyword and other online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, our variable expenses also declined due to lower customer service costs and a decrease in flash deal promotion expense. The increase in fixed costs is primarily due to higher personnel-related costs.

Technology and development

Technology and development expenses decreased $0.1 million, or 3%, for the three months ended March 31, 2015 compared to the same period in 2014. Technology and development expenses were 16% of net revenues in the three months ended March 31, 2015 compared to 14% in the same period in 2014. The decrease in absolute dollars is primarily due to a $0.1 million decrease in depreciation expense and a $0.1 million decrease in our co-location facility hosting costs. These decreases were partially offset by a $0.1 million increase in personnel expense resulting from a decline in the amount of labor spent on development projects which are capitalizable.

General and administrative

General and administrative expenses decreased $1.0 million, or 23%, for the three months ended March 31, 2015 compared to the same period in 2014. General and administrative expenses were 13% of net revenues in the three months ended March 31, 2015 compared to 15% in the same period in 2014. The decrease in absolute dollars was primarily due to a $0.4 million decrease in professional services fees, consisting primarily of lower legal costs from decreased litigation activity this year. In addition, personnel-related costs declined by $0.4 million, primarily from lower stock-based compensation expense.

Acquisition-related costs

Acquisition-related costs were $0 and an expense of $24,000 in the three months ended March 31, 2015 and 2014, respectively. As of December 31, 2014 we had fulfilled our obligations related to our previous acquisitions for performance-based contingent consideration payments and no remaining liability exists. The expense in the three months ended March 31, 2014 was for the accrual of performance based compensation at EZ Prints, Inc.

Restructuring costs

Restructuring costs were $0.7 million for the three months ended March 31, 2014. This expense consists of the charges related to the exit of one of our production facilities in Georgia and severance payments owed to a former employee. There were no restructuring costs in the three months ended March 31, 2015.

Provision for income taxes

We recorded a $1.1 million and $0.6 million benefit for income taxes for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was (25.8%) and (8.9%) for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, our effective tax rate was different than our statutory tax rate primarily due to the net loss from continuing operations generated in the quarter while maintaining a full valuation allowance against our deferred tax assets. For the three months ended March 31, 2014, our effective tax rate was different than the statutory tax rate primarily due to the effect of our reduction of the estimated fair value of contingent consideration and tax loss carryback generated in the quarter while maintaining a full valuation allowance against our deferred tax assets.

During the quarter ended December 31, 2013, we weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses which we considered significant verifiable negative evidence. Accordingly, we recorded a non-cash income tax provision of $9.3 million to our valuation allowance. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash, cash equivalents, and short term investments totaling $51.4 million. In the three months ended March 31, 2015, we completed the asset sales of our Art and Groups businesses for a total of $41.2 million of which $36.4 million of cash was received at the closing of the sales, and the balance of $4.8 million held in escrow accounts will be released to us 15 months after each respective closing date if there are no claims outstanding against us at that time.

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

This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at March 31, 2015, and is secured through all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

In May 2015, our Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock, whichever is less, over a period of one year.

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

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
(in thousands)	(Unaudited)
Net cash used in operating activities	$(12,419)	$(13,317)
Net cash provided by (used in) investing activities	$26,704	$(1,246)
Net cash provided by (used in) financing activities	$289	$(99)

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

In the three months ended March 31, 2015, net cash used by operations was $12.4 million, primarily due to a $2.3 million reduction in net income adjusted for non-cash items and a $10.1 million change in working capital items. Non-cash items, which totaled $14.0 million, was primarily due to the gain on the sale of the Art and Groups businesses of $17.0 million, partially offset by depreciation and amortization of $2.6 million and stock-based compensation of $0.5 million. Working capital decreased primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first quarter of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter.

In the three months ended March 31, 2014, net cash used in operations was $13.3 million, primarily due to the use of $1.9 million in cash for the net change in operating assets and liabilities, partially offset by non-cash items of $3.5 million, including amortization and depreciation of $2.5 million, amortization of intangible assets of $1.1 million, and $0.8 million for stock-based compensation. The net change in assets and liabilities is primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first quarter of the calendar year. This seasonal decrease typically occurs in the first quarter when we settle our accounts payable related to the higher levels of inventory purchased in the preceding fourth quarter. In addition, deferred revenue declines due to the seasonality of our sales.

Cash flows from investing activities

In the three months ended March 31, 2015, net cash provided by investing activities was $26.7 million, consisting primarily of the proceeds from the sale of the Art and Groups businesses of $38.6 million, of which $4.8 million was placed in escrow and classified as restricted cash. This was partially offset by $0.8 million in capital expenditures and purchase of short term investments of $6.2 million.

In the three months ended March 31, 2014, net cash used in investing activities was $1.2 million. Proceeds from $0.4 million of capital expenditures related to the purchase of property and equipment and $0.9 million of capitalized software and website development costs.

Cash flows from financing activities

In the three months ended March 31, 2015, net cash provided by financing activities was $0.3 million, primarily due to $0.4 million of proceeds from the exercise of stock options of $0.4 million, partially offset by $0.1 million in payments on capital lease obligations.

In the three months ended March 31, 2014, net cash used in financing activities was $0.1 million, primarily due to payments of capital lease obligations of $0.1 million and payments of insurance financing of $0.3 million, partially offset by proceeds from the exercise of stock options of $0.3 million.

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

	Three Months Ended March 31,
	2015	2014
Net revenues	$27,357	$30,902
Non-GAAP Adjusted EBITDA	$(1,220)	$(2,631)
% of net revenues	(4.5)%	(8.5)%

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net loss	$(3,112)	$(6,404)
Non-GAAP adjustments:
Interest and other (income) expense	(25)	38
Benefit from income taxes	(1,084)	(628)
Depreciation and amortization	1,941	2,189
Amortization of intangible assets	614	615
Acquisition-related costs	—	24
Restructuring costs	—	747
Stock-based compensation	446	788

Adjusted EBITDA	$(1,220)	$(2,631)

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations	$589	$810	$—	$1,399
Operating lease obligations	1,856	1,630	—	3,486
Purchase obligations	1,048	—	—	1,048

	$3,493	$2,440	$—	$5,933

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.

Interest rate sensitivity

We have cash and cash equivalents and short-term investments of $51.4 million and $30.6 million as of March 31, 2015 and December 31, 2014, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired controls.

Evaluation of Disclosure Controls and Procedures: As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Material Weakness Previously Identified: We previously reported a material weakness in internal control over accounts payable in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Remediation Efforts on Previously Identified Material Weakness: Prior to identifying the material weakness, management had been implementing an improved internal control structure within the Company’s financial reporting processes. As part of this, the design of our business process review controls were significantly improved during the quarter ended December 31, 2014. These newly designed business process review controls are the controls which identified the material weakness noted above.

Additionally, during the quarter ended March 31, 2015, management re-designed the accounts payable reconciliation process and implemented a monthly control to obtain third party vendor statements which are subsequently reconciled to the AP sub ledger.

Management believes these measures will remediate the control deficiency identified above and management will continue to test these controls through the following quarters to ensure sufficient testing instances have occurred to report this material weakness as remediated.

Changes in Internal Control over Financial Reporting: Other than the changes noted above in relation to controls over the previously reported material weakness, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed in the Superior Court of California, County of San Mateo naming the Company as defendants, along with certain of its directors, its chief executive officer, its chief financial officer and certain underwriters of our IPO. The lawsuit purports to be a class action on behalf of purchasers of shares issued in the IPO and generally alleges that the registration statement for the IPO contained materially false or misleading statements. The complaint purports to assert claims under the Securities Act of 1933, as amended, and seeks unspecified damages and other relief. On July 14, 2013 a similar compliant making substantially identical allegations and captioned Jinnah v. CafePress Inc., et al. CIV-522976 was filed in the same court against the same defendants.

On April 10, 2015, the Company entered into a Stipulation of Settlement (the “Settlement”), reflecting the previously disclosed terms of the settlement of the class action securities lawsuits that were consolidated under the caption In re CafePress Inc. Shareholder Litigation, Master File No. CIV522744 (Cal. Super. Ct., San Mateo Cty.). The proposed Settlement calls for a payment of $8.0 million to the plaintiffs in resolution of all claims against the Company and its officers and directors. The Company will contribute $500,000 to the Settlement; the balance will be paid by the Company’s directors and officers liability insurance. While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the Settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. The Settlement remains subject to court approval.

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

As of March 31, 2015, we had goodwill of $20.9 million and intangible assets of $5.1 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Subsequent to the date of our annual goodwill impairment test and our second quarter earnings release on August 12, 2014, our stock price decreased by more than 35%, we had a management change, and we had changes in certain strategic objectives and operations. As a result, we have carried out additional goodwill impairment tests as of September 30, 2014, December 31, 2014 and March 31, 2015. These tests have indicated that there was no impairment as of those dates. We believe that our market capitalization has been disproportionately impacted by our change in management, lack of market visibility to forecasted earnings for the year, and limited trading volume to absorb sales by institutional investors. In addition, we believe that our multiples, other third party evidence of fair value, and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. However, a sustained decline in our stock price and resulting market capitalization, delays in expected new business opportunities associated with retail distribution channels and our CafePress Services partnerships, unforeseen losses of any significant existing retail distribution channel partners, our inability to achieve planned profitability improvements in 2015 or beyond, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $20.9 million goodwill balance or our $5.1 million intangible asset balance in the future. The strategic alternatives we have recently undertaken may impact the overall valuation of goodwill. In addition, any future downturn in our business, slower than expected growth of new business opportunities associated with retail distribution channels or our CafePress Services partnerships, failure to achieve planned profitability improvements in the future, changes in market conditions or a sustained decline in the market price of our stock may result in an impairment of goodwill or intangible assets and the recognition of resulting expenses in future periods, which in turn could materially and adversely affect our results of operations for those periods.

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

We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brands are critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve for varying multichannel experiences;

•	our ability to increase brand awareness among existing and potential strategic distribution channels, corporate partners and consumers through various means of marketing and promotional activities;

•	our ability to retain and expand our network of buyers and sellers through developing Internet communication methods, such as mobile platforms and social media channels;

•	the efficiency, reliability and quality of our products, services and retail websites, or marketplace, experiences; and

•	our ability to protect personally identifiable information and credit card data and perceived weaknesses in data privacy or security practices or product quality problems of our service or other e-commerce websites, such as that experienced in EZ Prints product offering in our hosted e-commerce services platform. See “— Failure to protect confidential or personally identifiable information of our customers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation and brands and substantially harm our business and results of operations.”

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of March 31, 2015, we had nine issued patents and three patents pending in the United States, which relate to our e-commerce services, our proprietary printing and decorating services and an online platform for designing and generating framed products. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the high technology industry are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. On July 10, 2013, we were named, among other defendants, in a purported class action on behalf of purchasers of shares issued in our IPO that generally alleges that the registration statement for our IPO contained materially false or misleading statements. On July 14, 2013, a second, similar complaint was filed, and these complaints were later consolidated in 2014 into one lawsuit. While we have entered into a stipulation of settlement to resolve the litigation, it remains subject to court approval; further, these and any future lawsuits to which we may become a party will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations. See “Part II. Other Information—Item 1. Legal Proceedings” for more information.

We are involved in legal proceedings that may result in adverse outcomes.

In addition to the potential infringement claims and securities litigation described above, we may be involved in claims, suits, government investigations, and regulatory proceedings arising in the ordinary course of our business, including actions with respect privacy, data protection, law enforcement, taxes, labor and employment claims as well as stockholder derivative actions, class actions lawsuits and other matters. For example, in 2013, we were named, among other defendants, in purported class action lawsuits on behalf of purchasers of shares issued in our IPO and thereafter.

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

We believe that as of December 31, 2014 the balances are properly stated. After detecting the material weakness, additional close procedures were performed, including a full review of the vendors associated with the misstatement, (which are an isolated subset of the total population relating to international vendors) and an updated reconciliation process. However, we cannot assure you that we will not continue to have a material weakness in our internal control over financial reporting. In addition, we cannot be certain that any measures we undertake will successfully remediate this material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

If we are unable to successfully improve internal controls, or detect weaknesses or errors in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected as well as our ability to attract investors in our stock.

We have implemented and continue to adopt measures to improve our internal controls. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. As discussed above, we have identified a material weakness in our internal controls over financial reporting for the years ended December 31, 2013 and December 31, 2014. In addition, we have in the past experienced deficiencies in internal controls, and while the dollar amounts involved were not material and we believe we have remediated these deficiencies, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a revision or restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

For example, from March 29, 2012 through December 31, 2014, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of December 31, 2014, our stock price closed at $2.35 and as of March 31, 2015 was $3.89.

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

Date: May 14, 2015	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
Garett Jackson

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

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