Form 10-Q
period 2015-06-30
CAFEPRESS INC.
filed 2015-08-14
CIK 1117733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2015 was 17,091,762 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAFEPRESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,298	$26,971
Short-term investments	14,424	—
Accounts receivable	825	1,029
Inventory, net	5,147	6,750
Deferred costs	835	1,948
Assets held for sale, current	4,360	15,944
Prepaid expenses and other current assets	4,735	4,517
Restricted cash	3,417	—

Total current assets	62,041	57,159
Property and equipment, net	9,708	11,659
Goodwill	20,899	20,535
Assets held for sale, non-current	—	32,891
Other assets	163	241

TOTAL ASSETS	$92,811	$122,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,324	$8,015
Partner commissions payable	17	1,100
Accrued royalties payable	3,426	5,883
Accrued liabilities	6,819	12,007
Deferred revenue	1,273	2,448
Capital lease obligation, current	547	494
Liabilities held for sale, current	5,097	20,825

Total current liabilities	19,503	50,772
Capital lease obligation, non-current	634	910
Liabilities held for sale, non-current	13	79
Other long-term liabilities	66	539

TOTAL LIABILITIES	20,216	52,300

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2015 and December 31, 2014; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 17,165 and 17,417 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	100,164	101,158
Accumulated deficit	(27,571)	(30,975)

TOTAL STOCKHOLDERS’ EQUITY	72,595	70,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,811	$122,485

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net revenues	$21,764	$29,076	$45,340	$55,715
Cost of net revenues	12,876	18,726	27,750	35,362

Gross profit	8,888	10,350	17,590	20,353

Operating expenses:
Sales and marketing	4,195	7,490	9,611	15,023
Technology and development	2,792	3,459	5,989	6,683
General and administrative	3,194	3,820	6,341	7,784
Restructuring costs	526	—	526	—

Total operating expenses	10,707	14,769	22,467	29,490

Loss from operations	(1,819)	(4,419)	(4,877)	(9,137)
Interest income	17	2	22	5
Interest expense	(13)	(20)	(27)	(44)
Other (expense) income, net	23	(11)	65	(19)

Loss before income taxes	(1,792)	(4,448)	(4,817)	(9,195)
Benefit from income taxes	(718)	(218)	(1,413)	(215)

Net loss from continuing operations	(1,074)	(4,230)	(3,404)	(8,980)
Income (loss) from discontinued operations, net of tax	(7,704)	(99)	6,808	(155)

Net income (loss)	$(8,778)	$(4,329)	$3,404	$(9,135)

Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.06)	$(0.24)	$(0.19)	$(0.52)

Discontinued operations	$(0.44)	$(0.01)	$0.39	$(0.01)

Diluted:
Continuing operations	$(0.06)	$(0.24)	$(0.19)	$(0.52)

Discontinued operations	$(0.44)	$(0.01)	$0.39	$(0.01)

Shares used in computing net income (loss) per share of common stock:
Basic	17,455	17,269	17,468	17,246
Diluted	17,455	17,269	17,531	17,246

See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$3,404	$(9,135)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,816	5,084
Amortization of intangible assets	1,229	2,172
Loss on disposal of fixed assets	217	10
Stock-based compensation	891	1,531
Change in fair value of contingent consideration liability	—	(1,316)
Impairment charges — assets held for sale	7,311	—
Gain on sale of businesses	(17,062)	—
Deferred income taxes	(140)	534
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	2,215	3,309
Inventory	1,858	1,165
Prepaid expenses and other current assets	957	(842)
Other assets	124	312
Accounts payable	(6,717)	(9,787)
Partner commissions payable	(2,003)	(1,930)
Accrued royalties payables	(2,404)	(2,291)
Accrued and other liabilities	(5,757)	(933)
Assets and liabilities held for sale	(1,425)	(1,100)
Deferred revenue	(1,153)	(1,795)

Net cash used in operating activities	(14,639)	(15,012)

Cash Flows from Investing Activities:
Purchase of short-term investments	(14,424)	—
Proceeds from sale of businesses, net	37,653	—
Purchase of property and equipment	(377)	(1,133)
Capitalization of software and website development costs	(1,349)	(1,599)
Increase in restricted cash	(3,417)	—

Net cash provided by (used in) investing activities	18,086	(2,732)

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(223)	(284)
Proceeds from exercise of common stock options	390	299
Payments under insurance financing	—	(256)
Repurchases of common stock	(2,287)	—

Net cash used in financing activities	(2,120)	(241)

Net increase (decrease) in cash and cash equivalents	1,327	(17,985)
Cash and cash equivalents — beginning of period	26,971	32,205

Cash and cash equivalents — end of period	$28,298	$14,220

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$43	$79
Income taxes paid during the period	81	3
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	2	5

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

CafePress is a leading e-commerce platform provider enabling consumer and business partner customers worldwide to shop, create and sell a wide variety of customized and personalized products through its flagship website, CafePress.com, as well as providing a robust platform of technology products and service offerings to allow corporate customers to leverage its online services for their own consumer customers with little up-front investment and no inventory. The Company’s direct e-commerce websites and sales channels include CafePress.com, where customers can shop, create and sell individualized products, CafePress Services which enables consumer and corporate customers to monetize their content through the creation of distinctive e-commerce destinations and products, and CafePress Fulfillment which offers users high-quality printing on a wide variety of SKU types.

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Discontinued operations

Prior year financial statements have been recast to reflect the sale of the Company’s Invitation box.com business assets in the fourth quarter of 2014, the sale of its Art and Groups business assets in the first fiscal quarter of 2015, and the classification of EZ Prints, Inc. as assets held for sale in the second quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed related to a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. The Company conducts a quantitative test for the impairment of goodwill at least annually, as of July 1 of each year, and also whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be fully recoverable. The quantitative impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the Company needs to proceed with Step 2 where the potential impairment loss is measured as the excess of recorded goodwill over its implied fair value, or the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities.

The Company determined its reporting units for goodwill impairment testing by identifying those components at, or one level below, the operating segments that (1) constitute a business, (2) have discrete financial information available, and (3) are regularly reviewed by segment management.

As of the dates of the Company’s annual goodwill impairment test and other goodwill impairment analyses, it had one operating segment and one reporting unit.

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

Based on the Company’s annual impairment analysis performed as of July 1, 2014, which resulted in excess fair value over carrying value of 22%, the Company concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

During fiscal year 2014, the Company’s market value dropped to below its book value, it had management changes, and it had changes to certain strategic objectives and operations. The Company considered these items to be triggering events which resulted in additional goodwill impairment tests carried out at September 30, 2014 and December 31, 2014. As a result, the Company updated its quantitative impairment test using a combination of the income and market approaches. Based on the Company’s goodwill impairment analyses performed as of September 30, 2014 and as of December 31, 2014, which considered cash flows from continuing operations, excluding the sale of its InvitationBox.com, Art, and Groups business assets there was excess fair value over carrying value of 20% and 27%, respectively. Accordingly, the Company concluded that step two of the goodwill impairment tests were not required at either of these dates and no impairment was recorded.

In the first quarter of 2015, the Company closed the sale of its Art and Groups business assets and in the second quarter of 2015 classified its EZ Prints business as “Assets Held for Sale” and “Liabilities Held for Sale” in accordance with FASB Accounting Standards Codification (“ASC”) 205-20-55, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. The Company considered these items to be triggering events, and accordingly, performed goodwill impairment tests as of March 31, 2015 and June 30, 2015. These tests resulted in estimated excess fair value over carrying value of 3% and 6%, respectively. Accordingly, the Company concluded that step two of the goodwill impairment tests were not required at either of these dates and no impairment was recorded.

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

The change in the carrying amount of goodwill is as follows (in thousands):

Carrying Amount
Balance at December 31, 2014	$20,535
Divestiture of business — adjustment based on final sale price	364

Balance at June 30, 2015	$20,899

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

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Early application is not permitted. The new standard will be effective for the Company beginning January 1, 2018. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.

In April 2014, the FASB issued a new accounting standard that limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on and entity’s operations and financial results, and requires expanded disclosures for discontinued operations. The new standard became effective prospectively for disposals occurring in fiscal years beginning after December 15, 2014. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

In 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard required adoption on a prospective basis in the first quarter of 2015. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Revision of Prior Periods

During the fourth quarter of 2014, the Company identified errors in its accounting for certain inventory purchases and other operating costs that were originally recognized in the fourth quarter of 2010 through the third quarter of 2014. The identified errors related to the incorrect invoice vouchering of prepayments of inventory purchases and certain operating expense transactions. The Company assessed the materiality of the errors on each financial period impacted in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the error was not material to any previously issued financial statements, but was material in the aggregate to the results of the fourth quarter of 2014 and therefore it was not recorded as an out of period adjustment. Accordingly, the financial statements provided herein have been revised to correct these errors. The adjustments related to years prior to 2012 are reflected as a $0.3 million increase to the beginning Accumulated Deficit for 2012. The revision had no net impact on the Company’s net cash provided by operating activities for any period presented.

The following tables summarize the corrections to the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2014, after adjusting for discontinued operations (in thousands):

	Three Months Ended, June 30, 2014
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$18,813	$(87)	$18,726
Loss before income taxes	$(4,535)	$87	$(4,448)
Net loss from continuing operations	$(4,317)	$87	$(4,230)
Basic and diluted net loss per share of common stock from continuing operations	$(0.25)	$0.01	$(0.24)

	Six Months Ended, June 30, 2014
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$35,387	$(25)	$35,362
Loss before income taxes	$(9,220)	$25	$(9,195)
Net loss from continuing operations	$(9,005)	$25	$(8,980)
Basic and diluted net loss per share of common stock from continuing operations	$(0.52)	$—	$(0.52)

	Six Months Ended, June 30, 2014
	As previously reported	Adjustment	As revised
Statements of Cash Flow:
Net loss	$(8,785)	$(350)	$(9,135)
Accounts receivable	$3,213	$96	$3,309
Prepaid expenses and other current assets	$(610)	$(232)	$(842)
Accounts payable	$(9,716)	$(71)	$(9,787)
Accrued royalties payable	$(2,306)	$15	$(2,291)
Accrued and other liabilities	$(1,358)	$425	$(933)
Deferred income taxes	$437	$117	$534

2. Investments and Fair Value of Financial Instruments

The components of the Company’s cash, cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$10,195	$—	$—	$10,195
Money market funds	18,103	—	—	18,103

Total cash equivalents	28,298	—	—	28,298

Short-term investments:
Certificates of deposit	14,424	—	—	14,424

Total cash and cash equivalents and short term investments	$42,722	$—	$—	$42,722

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$8,383	$—	$—	$8,383
Money market funds	18,588	—	—	18,588

Total cash and cash equivalents and short term investments	$26,971	$—	$—	$26,971

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	June 30, 2015
	Total Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$18,103	$18,103	$—	$—

Short-term investments:
Certificates of deposit	14,424	14,424	—	—

Total financial assets	$32,527	$32,527	$—	$—

	December 31, 2014
	Total Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$18,588	$18,588	$—	$—

Total financial assets	$18,588	$18,588	$—	$—

The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.

The Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of June 30, 2015, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

3. Balance Sheet Items

Inventory, net are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$5,747	$7,153
Inventory in-transit	152	—
Less: reserve for obsolescence	(752)	(403)

Inventory, net	$5,147	$6,750

Property and equipment, net are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Building	$3,782	$3,782
Computer equipment and office furniture	13,327	13,262
Computer software	2,325	2,221
Internal use software and website development	13,869	12,886
Production equipment	19,075	19,276
Leasehold improvements	5,012	4,933

Total property and equipment	57,390	56,360
Less: accumulated depreciation and amortization	(47,682)	(44,701)

Property and equipment, net	$9,708	$11,659

Property and equipment acquired under capital leases are as follows (in thousands):

	June 30, 2015	December 31, 2014
Building	$3,782	$3,782
Less: accumulated depreciation	(3,118)	(2,958)

Building, net	$664	$824

Production equipment	$389	$389
Less: accumulated depreciation	(380)	(372)

Production equipment, net	$9	$17

Depreciation and amortization expense was $1.6 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and $3.3 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively.

Depreciation expense for assets under capital leases was $0.1 million for both the three months ended June 30, 2015 and 2014, respectively, and $0.2 million for both the six months ended June 30, 2015 and 2014, respectively.

Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Payroll and employee related expense	$2,123	$1,673
Production costs	1,342	3,496
Unclaimed royalty payments	1,030	984
Other accrued liabilities	884	2,467
Professional services	732	2,174
Accrued advertising	411	480
Royalties-minimum guarantee	190	439
Allowance for sales returns and chargebacks	107	294

Accrued liabilities	$6,819	$12,007

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$109	$102	$294	$295
Add: provision	554	798	1,396	1,670
Less: deductions and other adjustments	(556)	(762)	(1,583)	(1,827)

Balance, end of period	$107	$138	$107	$138

4. Discontinued Operations

In the fourth fiscal quarter of 2014 and the first fiscal quarter of 2015, in order to improve the Company’s core business and further enhance stockholder value, the Company entered into definitive agreements to divest its Art, Groups and InvitationBox.com businesses for a total of approximately $40.3 million in cash. The Art and Groups asset sales closed in the first fiscal quarter of 2015 and the InvitationBox.com asset sale closed in the fourth fiscal quarter of 2014. The Company has classified the assets and liabilities associated with the Art and Groups businesses as assets and liabilities held for sale in the Company’s consolidated balance sheet at December 31, 2014 in accordance with ASC 360-10-45 which was prior to January 1, 2015, the effective date of the new accounting standards in relation to discontinued operations reporting. See Note 1. Business and Summary of Significant Accounting Policies, Recent Accounting Pronouncements. Therefore, the Company did not apply the new accounting standard to the divestitures of Art and Groups businesses although the businesses were disposed of after the effective date.

In the second quarter of 2015, the Company committed to a plan to divest its EZ Prints business. Certain assets and liabilities of the EZ Prints business have been classified as assets and liabilities held for sale in accordance with ASC 205-20-55 on its Consolidated Balance Sheets and have been included in discontinued operations for all periods presented. In addition, condensed cash flow information for all periods presented is included.

Income (loss) from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations, represents the net income from the disposal of assets and liabilities associated with the sale of Art and Groups, the impairment charge associated with the writedown of EZ Prints net assets to fair value as of June 30, 2015, as well as the historical operations associated with the Art, Groups, InvitationBox.com and EZ Prints businesses for all periods presented in accordance with ASC 205-20-55.

In the second quarter of 2015, the Company committed to a plan to divest its EZ Prints business, which provides a suite of enterprise class deployable software products and services to provide private label e-commerce customization services. At this time, the Company reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value. Such charge is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations and as a contra-asset within “Assets held for sale” in the Consolidated Balance Sheet. The Company does not expect to realize a gain on the sale of this business.

Art business asset sale

On March 1, 2015, the Company sold its Art business, which enabled users to transform photographs and images into canvas works of art, pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”). The Company received proceeds of $28.5 million, net of expenses, of which $2.4 million is in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Circle Graphics and the escrow agent.

The Company also entered into a transition services agreement with Circle Graphics for a period of one year from the closing date, and a commercial agreement whereby certain products purchased on the Company’s websites will be exclusively fulfilled by Circle Graphics for a period of three years following the closing date. There is no material relationship between the Company and Circle Graphics. Management is required to estimate the expected continuing cashflows against the cashflows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cashflows in relation to the commercial agreement and the transition services agreement on a gross basis in relation to the expected cashflows of the disposed business and has concluded that these cashflows will be insignificant to the disposed business. The Company will have no involvement in the management of Circle Graphics. As a result, management has applied discontinued operations presentation to the Art business asset sale in accordance with the ASC 205-20-55.

Groups business asset sale

On March 6, 2015, the Company sold its Groups business, which provided personalized apparel and merchandise for groups and organizations through its e-commerce websites, pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”). The Company received proceeds of $9.2 million, net of expenses, of which $1.0 million is in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Logo Sportswear and the escrow agent.

In connection with the sale of the Groups business, the Company also entered into a transition services agreement for a period of one year from the closing date and referral agreement with Logo Sportswear for a period of two years following the closing date. There is no material relationship between the Company and Logo Sportswear. Management is required to estimate the expected continuing cashflows against the cashflows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cashflows in relation to the referral agreement and the transition services agreement on a gross basis in relation to the expected cashflows of the disposed business and has concluded that these cashflows will be insignificant to the disposed business. The Company will have no involvement in the management of Logo Sportswear. As a result, management has applied discontinued operations presentation to the Groups business asset sale in accordance with the ASC 205-20-55.

InvitationBox.com business asset sale

On November 5, 2014, the Company entered into an asset purchase agreement with Phoenix Online LLC, a related party, pursuant to which the Company sold certain assets and liabilities of its InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement; b) 3% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement as consideration for the Company’s guaranty of a certain assumed lease for up to $900,000; and c) 2% of the gross revenue generated by the InvitationBox.com business for a period of five years from the effective date of the asset purchase agreement as consideration for certain transition services to be provided by the Company. The Company will have no involvement in the management of Phoenix Online, LLC. If and when such guaranty is released or the underlying lease is terminated, and/or the transition services end, the additional cash revenue payments will cease.

Financial information for the combined discontinued operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$3,888	$22,302	$19,840	$43,851
Cost of net revenues	2,892	13,722	12,888	26,995

Gross profit	996	8,580	6,952	16,856

Operating expenses:
Sales and marketing	373	6,035	4,638	11,935
Technology and development	1,153	1,957	2,567	3,879
General and administrative	413	861	1,093	1,748
Acquisition related costs	—	(182)	—	(1,294)
Impairment charges	7,311	—	7,311	—
Restructuring costs	—	44	—	791

Total operating expenses	9,250	8,715	15,609	17,059

Loss from operations	(8,254)	(135)	(8,657)	(203)
Interest expense	(8)	(19)	(17)	(38)
Gain on sale of assets	62	—	17,062	—

Income (loss) before income taxes	(8,200)	(154)	8,388	(241)
Provision (benefit) for income taxes	(496)	(55)	1,580	(86)

Net income (loss) from discontinued operations	$(7,704)	$(99)	$6,808	$(155)

Components of assets and liabilities held for sale (in thousands):

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$3,254	$3,678
Accounts receivable	1,412	7,564
Inventory	468	2,323
Deferred costs	45	1,402
Prepaid expense and other current assets	236	977
Asset impairment	(1,055)	—

Assets held for sale — short term	$4,360	$15,944

Property and equipment, net	$1,583	$4,513
Goodwill	—	18,660
Intangible assets, net	4,529	9,511
Other assets	144	207
Asset impairment	(6,256)	—

Assets held for sale — long term	$—	$32,891

Liabilities
Accounts payable	$2,161	$8,773
Partner commissions payable	2,566	3,486
Accrued royalties payable	53	1,023
Accrued liabilities	267	3,575
Deferred revenue	50	3,936
Capital lease obligations, current	—	32

Liabilities held for sale — short-term	$5,097	$20,825

Liabilities held for sale — long term	$13	$79

Condensed cash flow information for EZ Prints discontinued operations is summarized as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(8,111)	$(1,992)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	555	587
Amortization of intangible assets	1,229	1,230
Stock-based compensation	32	47
Change in fair value of contingent consideration liability	—	(194)
Impairment charge	7,311	—
Change in operating assets and liabilities	(1,265)	1,615

Net cash (used in) provided by operating activities	(249)	1,293

Cash Flows from Investing Activities:
Purchase of property and equipment	(48)	(40)
Capitalization of software and website development costs	(127)	(138)

Net cash used in investing activities	(175)	(178)

Cash Flows from Financing Activities:
Principal payments on capital lease obligations	—	(15)

Net cash used in financing activities	—	(15)

Net (decrease) increase in cash and cash equivalents	(424)	1,100
Cash and cash equivalents — beginning of period	3,678	1,130

Cash and cash equivalents — end of period	$3,254	$2,230

5. Line of Credit

In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs. The credit line is available through June 2016 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at June 30, 2015 and December 31, 2014, and is secured by all assets of the Company. There were no draws against the facility as of June 30, 2015 and December 31, 2014.

In July 2014, the Company amended its credit agreement (See Note 12, Commitments and Contingencies) which extended the maximum amount available under the Company’s revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with its amended facility lease agreement for $1.5 million. The Letter of Credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remained the same. The revolving credit facility is available for ordinary operations.

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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	2,750	$9.70	3.39	$—
Granted	628	4.23
Exercised	(148)	2.62
Forfeited	(909)	13.05

Outstanding — June 30, 2015	2,321	$7.29	5.31	$353

Vested and expected to vest — June 30, 2015	1,618	$8.37	4.71	$184

Options exercisable — June 30, 2015	937	$10.46	3.52	$46

The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	4.9	4.5	4.9	4.6
Risk-free interest rate	1.3%	1.5%	1.3%	1.5%
Expected volatility	47%	48%	47%	48%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Restricted Stock Unit Activity

The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the Company’s Amended and Restated 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity for the six months ended June 30, 2015 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2014	243	$5.81
Granted	302	4.12
Vested	(87)	5.66
Forfeited and cancelled	(67)	5.82

Awarded and unvested at June 30, 2015	391	$4.58

Stock-Based Compensation Expense

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of net revenues	$42	$45	$82	$85
Sales and marketing	100	147	194	170
Technology and development	32	41	103	143
General and administrative	249	459	473	1,055

Total stock-based compensation expense	$423	$692	$852	$1,453

Capitalizable stock-based compensation relating to software development was not significant for any period presented.

7. Stock Repurchase Program:

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

During the three months ended June 30, 2015, we repurchased 489,187 shares of our common stock at an average cost of $4.66 per share for a total cost of $2.3 million. All repurchased shares were immediately retired.

8. Net Income (Loss) per Share of Common Stock

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss from continuing operations	$(1,074)	$(4,230)	$(3,404)	$(8,980)
Income (loss) from discontinued operations, net of tax	(7,704)	(99)	6,808	(155)

Net income (loss)	$(8,778)	$(4,329)	$3,404	$(9,135)

Shares used in computing net income (loss) per share of common stock:
Basic	17,455	17,269	17,468	17,246
Diluted	17,455	17,269	17,531	17,246
Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.06)	$(0.24)	$(0.19)	$(0.52)

Discontinued operations	$(0.44)	$(0.01)	$0.39	$(0.01)

Total	$(0.50)	$(0.25)	$0.19	$(0.53)

Diluted:
Continuing operations	$(0.06)	$(0.24)	$(0.19)	$(0.52)

Discontinued operations	$(0.44)	$(0.01)	$0.39	$(0.01)

Total	$(0.50)	$(0.25)	$0.19	$(0.53)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods in which the Company incurred a loss because including them would have been antidilutive:

	June 30,
	2015	2014
Stock options to purchase common stock	2,321	2,453
Restricted stock units	391	267

9. Income Taxes

The Company recorded a $0.7 million and $0.2 million benefit for income taxes for the three months ended June 30, 2015 and 2014, respectively and a $1.4 million and $0.2 million benefit for income taxes for the six months ended June 30, 2015 and 2014. The Company’s effective tax rate was (40.1%) and (4.9%) for the three months ended June 30, 2015 and 2014, respectively, and (29.3)% and (2.3)% for the six months ended June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015, the effective tax rate was different than the statutory tax rate primarily due to the net loss from continuing operations generated in the quarter while maintaining a full valuation allowance against deferred tax assets.

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

During the quarter ended December 31, 2013, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. Accordingly, the Company recorded a non-cash income tax provision of $9.3 million to its valuation allowance. As of June 30, 2015, the Company continues to maintain a valuation allowance on its deferred tax assets.

10. Segment Information

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

The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$19,127	$24,467	$39,835	$47,109
International	2,637	4,609	5,505	8,606

Total	$21,764	$29,076	$45,340	$55,715

All of the Company’s long-lived assets are located in the United States.

11. Restructuring

Restructuring costs were $0.5 million for the three and six months ended June 30, 2015, and are included in “Restructuring costs” in the accompanying Condensed Consolidated Statements of Operations. This expense consists of charges related to the downsizing of the Company’s San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments related to the headcount reduction.

The change in the restructuring liability is summarized as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Accrued restructuring balance, beginning of period	$—	$—
Employee severance	195	195
Lease restructuring	331	331
Cash payments	(493)	(493)

Accrued restructuring balance, end of period	$33	$33

12. Commitments and Contingencies

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

Under the terms of the Facility Lease Amendment, the Company is further required to maintain a Letter of Credit naming the Landlord as the beneficiary for the maximum amount of the termination fee for which the Company may be liable under the terms of the Facility Lease Amendment. See Note 5, Line of Credit.

In October 2007, the Company entered into an operating lease for office space in San Mateo, California. In December 2012, the Company amended the lease agreement. The amended lease term ends in March 2018. The lease includes an option for early termination effective January 31, 2016. On June 12, 2015, the Company exercised the early termination option and, accordingly, paid a termination fee of $0.3 million. See Note 11, Restructuring.

In connection with the acquisition of EZ Prints, the Company entered into an operating lease agreement for a production facility in Atlanta, Georgia that expires in March 2016.

Future minimum lease payments under noncancelable operating and capital leases as of June 30, 2015 are as follows:

Years Ended December 31,	Capital leases	Operating leases
Remaining six months of 2015	$304	$999
2016	607	876
2017	355	701
2018	—	415

Total minimum lease payments	1,266	$2,991

Less amount representing interest	(85)

Present value of capital lease obligations	1,181
Less current portion	(547)

Long-term portion of capital lease obligations	$634

The future minimum operating lease commitments assume that the Company exercises its option for early termination under its current primary facility lease agreement, and does not include an early termination fee of approximately $1.5 million in 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our recent divestitures and potential impacts and anticipated benefits and consequences thereof and our ongoing obligations under the terms of the related agreements; our plans for future services and enhancements of existing services; the benefits of our services, technology and manufacturing processes; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our revenues and growth rates from period to period and our valuation allowances; our expectations regarding the effect of seasonality and cyclicality on our business; critical accounting policies; customer acquisition costs as a driver of future growth; statements regarding continuing customer desire for custom products; the impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; status of our strategic evaluations process and our intent to continue with an ongoing general evaluation of our business overall, including plans to divest our EZ Prints business and that the Company does not expect to realize a gain on such sale: the effect of any potential strategic alternatives, if and to the extent implemented; the payment of any contingent consideration from our divestiture transactions: our belief that the strategic steps we have taken will provide us with resources required to focus on improving our core business, enhance stockholder value and strengthen our balance sheet; quarterly trends; our liquidity position and cash flows; anticipated cash needs and our capital requirements and our needs for additional financing and the potential impact; our ability to recognize and remedy issues with internal controls and accounting treatment thereof; the expected results of any remediation plans; benefits of non-GAAP financial results; our investment plans; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our expectations regarding the shift to mobile site access and the projected impact of such shift on our business; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; the effect of recent changes in executive leadership and in other roles in our management team; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; competition; sources of new revenue; and expectations regarding our share repurchase program. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Strategic Transactions

Art business asset sale

On March 1, 2015, we completed the sale of our Arts business pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”), dated as of February 11, 2015, whereby we received $28.5 million in proceeds, net of expenses, $2.4 million of which is in escrow for our indemnification obligations pursuant to an escrow agreement between us, Circle Graphics and the escrow agent.

In connection with the Art business asset purchase agreement, we also entered into a transition services agreement and a commercial agreement with Circle Graphics. The transition services agreement with Circle Graphics provides certain corporate support services that our Art business has historically received from us, is effective as of the closing date, and certain services can be provided for up to one year after close. The commercial agreement permits us to continue to sell Art products on our websites. If the fulfillment price provided by Circle Graphics is consistent with market prices, the Art products we sell on our websites must be exclusively fulfilled by Circle Graphics, provided that Circle Graphics meets certain pricing criteria. The initial term of the commercial agreement is for a period of three years following the closing date.

Groups business asset sale

On March 6, 2015, we completed the sale of our Groups business, which engages in providing personalized apparel and merchandise for groups and organizations through our e-commerce websites (“Groups”), pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”) whereby we received $9.2 million in proceeds, net of expenses, $1.0 million of which is in escrow for our indemnification obligations pursuant to an escrow agreement between us, Logo Sportswear and the escrow agent.

In connection with the Groups business asset purchase agreement, we also entered into a transition services agreement and a referral agreement with Logo Sportswear. The transition services agreement with Logo Sportswear provides certain corporate support services that our Groups business has historically received from us, is effective as of the closing date, and certain services can be provided for up to one year after close. Under the referral agreement we will continue to promote Logo Sportswear product types on our websites and redirect potential customers from our websites to a Logo Sportswear website. The initial term of the referral agreement is for a period of two years following the closing date.

EZ Prints, Inc. divestiture plan

In the second quarter of 2015, we committed to a plan to divest our EZ Prints business, which provides a suite of enterprise class deployable software products and services to provide private label e-commerce customization services. We reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value. Such charge is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations and as a contra-asset within “Assets held for sale” in the Consolidated Balance Sheet. We do not expect to realize a gain on the sale of this business.

InvitationBox.com business asset sale

On November 5, 2014, we entered into an asset purchase agreement with Phoenix Online LLC, a related party which subsequently separated from CafePress, which sold certain assets and liabilities of our InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years; b) 3% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for our guaranty of a certain assumed lease for up to $900,000; and c) 2% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for certain transition services to be provided by us. If and when such corporate guaranty is released or the underlying lease is terminated, and/or the transition services end then the additional cash revenue payments will cease.

The Art and Groups transactions closed in the first quarter of 2015. The Art and Groups businesses together represented approximately 34% of our total revenue in 2014. We believe these strategic steps will provide us the resources required to focus on improving our core business, further enhance stockholder value and strengthen our balance sheet.

Prior year consolidated statements of operations have been recast to reflect the sale of our Invitation box.com business assets in 2014, the sale of our Art and Groups business assets in the first quarter of 2015, and the classification of the EZ Prints business as held for sale within discontinued operations. Results of discontinued operations are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

As previously disclosed, our Board of Directors authorized the review of various strategic alternatives to streamline our operations, unlock stockholder value and strengthen our balance sheet, and retained Raymond James & Associates as our exclusive independent financial advisor to assist the Board of Directors in this review. Recent announcements of the closed divestitures of our Art, Groups and Invitation Box.com businesses are the successful result of our formal strategic evaluations process, which is now substantially completed; although we currently intend to divest our EZ Prints business and continue with an ongoing general evaluation of our business overall.

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

We monitor several key operating metrics including (from continuing operations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Key operating metrics:
Total number of orders	608,956	734,775	1,225,894	1,383,791
Average order size	$36	$39	$36	$40

Total number of orders

Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the three and six month periods ended June 30, 2015, the decrease in orders is primarily the result of a decline in business volumes within our CafePress.com marketplace and in our international domains. These decreases more than offset a business volume increase within our CafePress Services partner channels.

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

We have entered into arrangements with certain customers and business partners to provide fulfillment services under which we are not the primary obligor. These arrangements constituted a smaller component of our business. We consider ourselves as acting as an agent in such transactions. The net fees received on such transactions are recorded as revenues.

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

In performing our quantitative impairment tests, we determine the fair value of our reporting unit through a combination of the income and market approaches. Under the income approach, we estimate fair value based on a discounted cash flow model using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Under the market approach, we estimate the fair value of our overall business based on our current market capitalization, market comparables, or other objective evidence of fair value. Based on our annual impairment analyses performed as of July 1, 2014, which resulted in excess fair value over carrying value of 22%, we concluded that step two of the goodwill impairment test was not required and therefore no impairment was recorded.

During fiscal year 2014, our market value dropped to below its book value, we had management changes, and we had changes to certain strategic objectives and operations. We considered these items to be triggering events which resulted in additional goodwill impairment tests carried out at September 30, 2014 and December 31, 2014. As a result, we updated our quantitative impairment test using a combination of the income and market approaches. Based on our updated impairment analyses performed as of September 30, 2014 and as of December 31, 2014, which considered cash flows from continuing operations, excluding the sale of its InvitationBox.com, Art, and Groups business assets, there was excess fair value over carrying value of 20% and 27%, respectively. Accordingly, we concluded that step two of the goodwill impairment tests were not required at either of these dates and no impairment was recorded.

In the first quarter of 2015, we closed the sale of our Art and Groups business assets and in the second quarter of 2015 classified our EZ Prints business as “Assets Held for Sale” and “Liabilities Held for Sale” in accordance with ASC 205-20-55, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. We considered these items to be triggering events, and accordingly, performed goodwill impairment tests as of March 31, 2015 and June 30, 2015. These tests resulted in estimated excess fair value over carrying value of 3% and 6%, respectively. Accordingly, we concluded that step two of the goodwill impairment tests were not required at either these dates and no impairment was recorded.

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

Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. We believe its assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions.

There can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. A sustained decline in our stock price and resulting market capitalization, delays in expected new business opportunities, unforeseen losses or failure to achieve planned profitability improvements in the future and changes in other estimates and assumptions as noted above could result in a significant goodwill impairment charge. In addition, a change in reporting units from any further reorganization, could materially affect the determination of reporting units or fair value for each reporting unit, which could trigger impairment in the future. It is not possible at this time to determine if any such future impairment charge would result.

Further, should some or all of our strategic alternatives fail to come to fruition, our assigned fair value could be impacted and result in the fair value of our reporting unit dropping below its book value. We will continue to review our results against forecasts and assess our assumptions to ensure they continue to be appropriate.

We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Our intangible assets have an economic useful life and/or expire after a specified period of time and thus are classified as finite-lived intangible assets on our balance sheets. Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated economic life of the assets which range from three years to eight years. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to their estimated fair values. Fair value is estimated based on discounted future cash flows. Factors that could result in an impairment review include, but are not limited to, significant underperformance relative to projected future operating results, significant negative industry or economic trends and changes in the planned use of assets. During the third and fourth quarters of 2014, we considered the impact of our annual and interim goodwill impairment tests, as well as the change in management and in certain strategic objectives and operations, on the recoverability of our long-lived assets. We concluded that there was no impairment of our long-lived intangible assets as of December 31, 2014.

In the second quarter of 2015, we committed to a plan to divest our EZ Prints business, which provides a suite of enterprise class deployable software products and services to provide private label e-commerce customization services. We reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value. Such charge is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations and as a contra-asset in “Assets held for sale” in the Consolidated Balance Sheet. We do not expect to realize a gain on the sale of this business.

In connection with the sale of InvitationBox.com assets in 2014, and the sale of the Art and Groups businesses in the first quarter of 2015, we eliminated $18.5 million of goodwill.

Results of Operations

The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	100%	100%	100%	100%
Cost of net revenues	59	64	61	63

Gross profit	41	36	39	37

Operating expenses:
Sales and marketing	19	26	21	27
Technology and development	13	12	13	12
General and administrative	15	13	14	14
Restructuring	2	—	1	—

Total operating expenses	49	51	50	53

Loss from operations	(8)	(15)	(11)	(16)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income	—	—	—	—

Loss before income taxes	(8)	(15)	(11)	(17)
Benefit from income taxes	(3)	(1)	(3)	—

Net loss	(5)%	(15)%	(8)%	(16)%

Effective tax rate	40.1%	4.9%	29.3%	2.3%

Comparison of the Three Month Periods Ended June 30, 2015 and 2014

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(Unaudited)
Net revenues	$21,764	$29,076	$(7,312)	(25)%
Cost of net revenues	12,876	18,726	(5,850)	(31)

Gross profit	8,888	10,350	(1,462)	(14)

Operating expenses:
Sales and marketing	4,195	7,490	(3,295)	(44)
Technology and development	2,792	3,459	(667)	(19)
General and administrative	3,194	3,820	(626)	(16)
Restructuring costs	526	—	526	NM

Total operating expenses	10,707	14,769	(4,062)	(28)

Loss from operations	(1,819)	(4,419)	2,600	(59)
Interest income	17	2	15	750
Interest expense	(13)	(20)	7	(35)
Other (expense) income, net	23	(11)	34	(309)

Loss before income taxes	(1,792)	(4,448)	2,656	(60)
Benefit from income taxes	(718)	(218)	(500)	229

Net loss from continuing operations	$(1,074)	$(4,230)	$3,156	(75)%

NM = Not meaningful

Net revenues

Net revenues decreased $7.3 million, or 25%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in revenue resulted from a decline in orders primarily within our CafePress.com marketplace and in our international domains. These declines more than offset a revenue increase within our CafePress Services partner channels. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses. The decline in international revenue within the quarter is due in part to a reduction in the number of international web site domains that we maintain which occurred in the first quarter of this year. As in previous quarters, net revenues were negatively impacted by the continued shifts in customer behavior resulting in shifting traffic mix toward mobile devices. Within CafePress Services, growth in net revenues from our feed partnerships more than offset a decline within our Corporate Shops platform. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues decreased $5.9 million, or 31%, for the three months ended June 30, 2015 compared to the same period in 2014. Cost of net revenues was 59%, as a percentage of net revenues, for the three months ended June 30, 2015 and 64% for the same period in 2014. Within cost of net revenues, the variable components of materials, labor, shipping, and commissions collectively decreased as a percentage of net revenues by approximately 6 percentage points while fixed overhead costs increased by approximately 0.5 percentage points. The resulting improvement in gross profit margin is driven by changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes.

Sales and marketing

Sales and marketing expenses decreased $3.3 million, or 44%, for the three months ended June 30, 2015 compared to the same period in 2014. Sales and marketing expenses were 19% of net revenues for the three months ended June 30, 2015 compared to 26% for the same period in 2014. The decrease in absolute dollars in sales and marketing expenses consists of a $3.2 million decline in variable expenses and a $0.1 million decline in fixed expenses. The decline in variable expenses was primarily due to lower keyword and other online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, our variable expenses also declined due to lower customer service costs and a decrease in credit card processing fees. Within fixed expenses, costs for marketing services decreased.

Technology and development

Technology and development expenses decreased $0.7 million, or 19%, for the three months ended June 30, 2015 compared to the same period in 2014. Technology and development expenses were 13% of net revenues in the three months ended June 30, 2015 compared to 12% in the same period in 2014. The decrease in absolute dollars is primarily due to a $0.4 million decrease in our co-location facility hosting and data costs, a $0.2 million decrease in depreciation expense, and a $0.2 million decrease in personnel related costs. These decreases were partially offset by a $0.1 million disposal of fixed assets in capitalized software website development.

General and administrative

General and administrative expenses decreased $0.6 million, or 16%, for the three months ended June 30, 2015 compared to the same period in 2014. General and administrative expenses were 15% of net revenues in the three months ended June 30, 2015 compared to 13% in the same period in 2014. The decrease in absolute dollars was primarily due to a $0.3 million decrease in personnel-related costs, primarily from lower stock-based compensation expense. In addition, professional services fees declined by $0.3 million, consisting primarily of lower legal costs from decreased litigation activity this year and a reduction in outside audit expenses.

Restructuring costs

Restructuring costs were $0.5 million for the three months ended June 30, 2015. This expense consists of charges related to the downsizing of our San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments to employees. There were no restructuring costs within continuing operations in the three months ended June 30, 2014.

Benefit from income taxes

We recorded a $0.7 million and $0.2 million benefit for income taxes for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (40.1%) and (4.9%) for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, our effective tax rate was different than our statutory tax rate primarily due to the net loss from continuing operations generated in the quarter while maintaining a full valuation allowance against our deferred tax assets. For the three months ended June 30, 2014, our effective tax rate was different than the statutory tax rate primarily due to the effect of our reduction of the estimated fair value of contingent consideration and a tax loss carryback generated in the quarter while maintaining a full valuation allowance against our deferred tax assets.

During the quarter ended December 31, 2013, we weighed both positive and negative evidence and determined that there was a need for the valuation allowance due to the existence of three years of historical cumulative losses which we considered significant verifiable negative evidence. Accordingly, we recorded a non-cash income tax provision of $9.3 million to our valuation allowance. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Comparison of the Six Month Periods Ended June 30, 2015 and 2014

The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
	(Unaudited)
Net revenues	$45,340	$55,715	$(10,375)	(19)%
Cost of net revenues	27,750	35,362	(7,612)	(22)

Gross profit	17,590	20,353	(2,763)	(14)

Operating expenses:
Sales and marketing	9,611	15,023	(5,412)	(36)
Technology and development	5,989	6,683	(694)	(10)
General and administrative	6,341	7,784	(1,443)	(19)
Restructuring costs	526	—	526	NM

Total operating expenses	22,467	29,490	(7,023)	(24)

Loss from operations	(4,877)	(9,137)	4,260	(47)
Interest income	22	5	17	340
Interest expense	(27)	(44)	17	(39)
Other (expense) income, net	65	(19)	84	(442)

Loss before income taxes from continuing operations	(4,817)	(9,195)	4,378	(48)
Benefit from income taxes	(1,413)	(215)	(1,198)	557

Net loss from continuing operations	$(3,404)	$(8,980)	$5,576	(62)%

Net revenues

Net revenues decreased $10.4 million, or 19%, in the six months ended June 30, 2015 compared to the same period in 2014. The change in revenue resulted from a decline in orders primarily within our CafePress.com marketplace and in our International domains. These declines more than offset a revenue increase within our CafePress Services partner channels. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses. The decline in International revenue is due in part to a reduction in the number of international web site domains that we maintain which occurred in the first quarter of this year. As in previous quarters, net revenues were negatively impacted by the continued shifts in customer behavior resulting in a shifting traffic mix toward mobile devices. Within CafePress Services, growth in net revenues from our feed partnerships more than offset a decline within our Corporate Shops platform. Our net revenues have historically varied from period to period and we expect this trend to continue.

Cost of net revenues

Cost of net revenues decreased $7.6 million, or 22%, in the six months ended June 30, 2015 compared to the same period in 2014. As a percentage of net revenues, cost of net revenues was 61% in the six months ended June 30, 2015 and 63% in the same period in 2014. Within cost of net revenues, materials, shipping, and labor decreased as a percentage of net revenues by approximately 1.5 percentage points, primarily due to changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes. As a percentage of net revenues, commission expense also decreased by approximately 0.5 percentage points.

Sales and marketing

Sales and marketing expenses decreased $5.4 million, or 36%, in the six months ended June 30, 2015 compared to the same period in 2014. Sales and marketing expenses were 21% of net revenues in the six months ended June 30, 2015 compared to 27% in the same period in 2014. The decrease in absolute dollars in sales and marketing expenses consists of a $5.5 million decline in variable expenses, offset by a $0.1 million increase in fixed expenses. The decline in variable expenses was primarily due to lower keyword and other online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, our variable expenses also declined due to lower customer service costs, a decrease in credit card processing fees, and a decrease in flash deal promotion expense. The increase within fixed costs is due primarily to higher personnel-related costs.

Technology and development

Technology and development expenses decreased $0.7 million, or 10%, in the six months ended June 30, 2015 compared to the same period in 2014. Technology and development expenses were 13% of net revenues in the six months ended June 30, 2015 compared to 12% in the same period in 2014. The decrease in absolute dollars is primarily due to a $0.4 million decrease in our co-location facility hosting and data costs and a $0.3 million decrease in depreciation expense.

General and administrative

General and administrative expenses decreased $1.4 million, or 19%, in the six months ended June 30, 2015 compared to the same period in 2014. General and administrative expenses were 14% of net revenues in the six months ended June 30, 2015 and 2014. The decrease in absolute dollars was primarily due to a $0.7 million decrease in professional services fees, consisting primarily of lower legal costs from decreased litigation activity this year. In addition, personnel-related costs declined by $0.6 million, primarily from lower stock-based compensation expense.

Restructuring costs

Restructuring costs were $0.5 million for the six months ended June 30, 2015. This expense consists of charges related to the downsizing of our San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments to employees. There were no restructuring costs in the six months ended June 30, 2014.

Benefit from income taxes

We recorded a $1.4 million and a $0.2 million benefit for income taxes for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (29.3)% and (2.3)% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and a tax loss carryback generated in the period while maintaining a full valuation allowance against its deferred tax assets. The tax expense for the six months ended June 30, 2014 was different than the statutory tax rate primarily due to stock-based compensation.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on recent losses, we determined we cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly in the fourth quarter of 2013, recorded a non-cash income tax provision of $9.3 million to establish a full valuation allowance on the deferred tax assets. We have continued to maintain a full valuation allowance against our deferred tax assets as of June 30, 2015.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash, cash equivalents, and short term investments totaling $42.7 million. In the first quarter of 2015, we completed the asset sales of our Art and Groups businesses for a total of $37.7 million, net of expenses, $3.4 million of which is being held in escrow accounts to be released to us 15 months after each respective closing date if there are no claims for indemnification outstanding against us at that time.

In March 2013, we entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through June 2016 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. There were no draws against the facility as of December 31, 2014 and the $5.0 million remained available.

In July 2014, we amended our credit agreement, which extended the maximum amount available under our revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with our amended facility lease agreement for $1.5 million. The Letter of Credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same. The revolving credit facility is available for ordinary operations. As of June 30, 2015 and December 31, 2014 there were no draws against the facility other than the $1.5 million letter of credit.

This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at June 30, 2015, and is secured by all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.

On May 4, 2015, our Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock, whichever is less, over a period of one year. As of June 30, 2015, we have used $2.3 million of cash to repurchase 489,187 shares of our common stock. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.

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

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
(in thousands)	(Unaudited)
Net cash used in operating activities	$(14,639)	$(15,012)
Net cash provided by (used in) investing activities	$18,086	$(2,732)
Net cash used in financing activities	$(2,120)	$(241)

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

In the six months ended June 30, 2015, net cash used in operations was $14.6 million, primarily due to a $14.3 million change in working capital items. Working capital decreased primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first half of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter.

In the six months ended June 30, 2014, $(1.1) million in net loss adjusted for non-cash items and a $13.9 million change in working capital items resulted in net cash used in operations of $15.0 million. Non-cash items, which totaled $7.9 million, included depreciation and amortization of $5.1 million, amortization of intangible assets of $2.2 million, stock-based compensation of $1.5 million and a $0.5 million increase in deferred tax liabilities, offset by a change in the fair value of contingent consideration of $1.3 million.

Cash flows from investing activities

In the six months ended June 30, 2015, net cash provided by investing activities was $18.1 million, consisting primarily of the proceeds from the sale of the Art and Groups businesses of $37.7 million, of which $3.4 million was placed in escrow and classified as restricted cash. This was partially offset by $1.7 million in capital expenditures and purchase of short term investments of $14.4 million.

In the six months ended June 30, 2014, net cash used in investing activities was $2.7 million, consisting primarily of $1.1 million in capital expenditures related to the purchase of property and equipment and $1.6 million of capitalized software website development costs.

Cash flows from financing activities

In the six months ended June 30, 2015, net cash used in financing activities was $2.1 million, primarily due to $2.3 million in repurchases of common stock and $0.2 million in payments on capital lease obligations, partially offset by the proceeds received from the exercise of stock options of $0.4 million.

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

Adjusted EBITDA

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenues	$21,764	$29,076	$45,340	$55,715
Non-GAAP Adjusted EBITDA	723	(1,843)	(240)	(3,902)
% of net revenues	3.3%	(6.3)%	(0.5)%	(7.0)%

The following table presents a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss from continuing operations	$(1,074)	$(4,230)	$(3,404)	$(8,980)
Non-GAAP adjustments:
Interest and other (income) expense	(27)	29	(60)	58
Benefit from income taxes	(718)	(218)	(1,413)	(215)
Depreciation and amortization	1,593	1,884	3,259	3,782
Stock-based compensation	423	692	852	1,453
Restructuring costs	526	—	526	—

Adjusted EBITDA	$723	$(1,843)	$(240)	$(3,902)

Contribution Margin

Contribution margin (a non-GAAP financial measure which we reconcile to “Gross profit” in our consolidated statements of operations) consists of gross profit plus stock-based compensation included in cost of net revenues less variable sales and marketing expenses and reflects an additional way of viewing our results. When viewed together with our GAAP results, we believe contribution margin provides management and users of the financial statements information about our ability to cover our operating costs, such as Technology and Development and General and Administrative expenses. Contribution margin is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of contribution margin is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

The following table presents the calculation of contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(Unaudited)				(Unaudited)
Net revenues	$21,764	100%	$29,076	100%	$45,340	100%	$55,715	100%
Cost of net revenues	12,876	59%	18,726	64%	27,750	61%	35,362	63%

Gross profit	8,888	41%	10,350	36%	17,590	39%	20,353	37%

Non-GAAP adjustments:
Add: Stock-based compensation	42	0%	45	0%	82	0%	85	0%
Less: Variable sales and marketing costs	(2,521)	(12)%	(5,715)	(20)%	(5,995)	(13)%	(11,591)	(21)%

Contribution Margin (from continuing operations)	$6,409	29%	$4,680	16%	$11,677	26%	$8,847	16%

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations	$304	$962	$—	$—
Operating lease obligations	999	1,577	415	—
Purchase obligations	1,402	—	—	—

	$2,705	$2,539	$415	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.

Interest rate sensitivity

We had cash and cash equivalents and short-term investments of $42.7 million and $27.0 million as of June 30, 2015 and December 31, 2014, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

Evaluation of Disclosure Controls and Procedures: As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting: Other than the changes noted above in relation to controls over the previously reported material weakness, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2015, the Company entered into a Stipulation of Settlement (the “Settlement”), reflecting the previously disclosed terms of the settlement of the class action securities lawsuits that were consolidated under the caption In re CafePress Inc. Shareholder Litigation , Master File No. CIV522744 (Cal. Super. Ct., San Mateo Cty.). The proposed Settlement calls for a payment of $8.0 million to the plaintiffs in resolution of all claims against the Company and its officers and directors. The Company paid $500,000 to the Settlement; the balance will be paid by the Company’s directors and officers liability insurance. While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the Settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. On August 11, 2015 the court entered a judgement and order granting final approval to the Settlement.

We may be subject to lawsuits, claims and proceedings incident to the ordinary course of business, particularly with respect to content that appears on our website. Any claims against us, whether material, meritorious or not, could be time consuming, result in costly litigation, require significant amounts of legal resources and management time and result in the diversion of significant operational resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. We are not currently a party to any other litigation matters that, individually or in the aggregate, are expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effect on our business, financial condition and results of operations could be seriously harmed.

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

As of June 30, 2015, we had goodwill of $20.9 million. Goodwill impairment analysis and measurement is a process that requires significant judgment. Subsequent to the date of our annual goodwill impairment test and our second quarter earnings release on August 12, 2014, our stock price decreased by more than 35%, we had a management change, and we had changes in certain strategic objectives and operations. As a result, we have carried out additional goodwill impairment tests as of September 30, 2014, December 31, 2014, March 31, 2015, and June 30, 2015. These tests have indicated that there was no impairment as of those dates. We believe that our market capitalization has been disproportionately impacted by our change in management, lack of market visibility to forecasted earnings for the year, and limited trading volume to absorb sales by institutional investors. In addition, we believe that our multiples, other third-party evidence of fair value, and existing forecasts continue to support a market capitalization level of equal to or greater than our publicly traded market capitalization. However, a sustained decline in our stock price and resulting market capitalization, delays in expected new business opportunities associated with retail distribution channels and our CafePress Services partnerships, unforeseen losses of any significant existing retail distribution channel partners, our inability to achieve planned profitability improvements in 2015 or beyond, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $20.9 million goodwill balance in the future. The strategic alternatives we have recently undertaken or may undertake in the future may impact the overall valuation of goodwill. In addition, any future downturn in our business, slower than expected growth of new business opportunities associated with retail distribution channels or our CafePress Services partnerships, failure to achieve planned profitability improvements in the future, changes in market conditions or a sustained decline in the market price of our stock may result in an impairment of goodwill and the recognition of resulting expenses in future periods, which in turn could materially and adversely affect our results of operations for those periods.

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

A significant portion of our net revenues and operating cash flows have historically been realized during the period from November through December each year, primarily due to increased retail activity during the holiday seasons. Disruption in our ability to process, produce and fulfill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. As described in our Management’s Discussion & Analysis, in anticipation of increased fourth quarter sales activity, we typically incur significant incremental expenses prior to and during peak selling seasons, particularly October through December, including the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If we are unable to hire enough qualified employees to support our production or customer service operations or if there is a disruption in the labor we hire from our third-party providers, our business, financial condition and results of operations could be adversely affected. In addition, if too many customers access our websites within a short period of time due to increased holiday demand or other periods of peak demand, we may experience system delays or interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. This in turn could harm our business, operating results and reputation. Any disruption in our business operations or other factors that could lead to a material shortfall compared to our expectations for the fourth quarter could then result in a material shortfall compared to our expectations for the full year, have a disproportionate effect on our operating results and cause our stock price to decline.

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

The market for customized products and services is large, fragmented and intensely competitive and we expect competition to continue to increase in the future. Demand for customized products has increased, but so have competitive offerings in all of our product categories. We face competition from a wide range of companies, including the following:

•	small traditional offline printing businesses;

•	e-commerce companies, including large online retailers such as Amazon.com, Inc., Walmart.com, Target and eBay Inc. (who may also serve as our distribution partners);

•	online providers of customized products such as Custom Ink LLC, RedBubble, Inc., Spreadshirt, Inc., Teespring, Threadless.com, or Zazzle Inc. and online providers of distinctive goods like Etsy, Inc. or Uncommon Goods;

•	online providers allowing users to customize goods in specific vertical markets, such as Vistaprint N.V. for small businesses and Shutterfly, Inc., or SmugMug, Inc., for photographic products, or Minted, Inc., Smilebox Inc. or Blurb, Inc. for specific stationery and book products, and Art.com for wall art products;

•	physical and catalog retailers of personalized merchandise such as American Stationery, Red Envelope and Things Remembered; and

•	small, but numerous, online providers who address niche customization service and product offerings, enabled by advances in digital printing.

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

We obtain content for our websites and our products from multiple sources, including our user designers, for whom we may pay fees on any subsequent sales of products created with such content. We also rely on entertainment, publishing and corporate content provider sources to generate content for our products and services. Due to designer relationship issues, including compensation provided by us compared to that provided by our competitors, users may decrease or cease providing content to our websites in the future. We face challenges in managing the payment infrastructure and taxation implications of these transactions and expect to continue to do so in the future as competitive pressures or new regulatory or other issues arise.

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

As we continue to expand our new strategic and sales channel partnerships, our dependence on third parties for the generation of significant revenue growth increases. Partners may make changes to their technology or product road maps or choose to enter the customization business themselves and we thus may have little control over those strategic choices. For example, in one instance, Amazon.com Inc. changed its marketing partner approach by placing limits on many marketplace items by category, which drastically reduced our SKUs distributed on their platform. As a result, we had to alter our marketing strategy rapidly to accommodate the changes and such alterations impacted our revenue growth in unanticipated ways.

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

We may not realize the anticipated benefits of our recent divestitures or of any prior or future divestitures or acquisitions, which in turn could materially and adversely affect our business, financial condition and prospects.

In March of 2015, we completed the divestitures of our Arts and Groups businesses as part of our previously announced review of strategic alternatives. We may not fully realize the anticipated benefits, if any, of these divestitures, such as streamlining our business and enabling us to focus more resources on strengthening our core business.

In addition, we have previously engaged in acquisition opportunities, including businesses of which we have subsequently divested ourselves as discussed above. We may be unable to successfully integrate the remaining businesses we have acquired or any businesses that we may acquire in the future or may fail to realize the anticipated benefits of any such acquisitions. The successful integration of any acquired business as well as the retention of personnel require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brands and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses requires significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. In some of our prior acquisitions, earn-out targets were not achieved and in some instances either disputes occurred or modifications were made. We may enter into other modifications or settlements of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities. Failure to realize the anticipated benefits of our divestitures, or of any prior or future acquisitions, could materially and adversely affect our business, financial condition and prospects.

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

We largely rely upon third-party carriers such as Federal Express, Inc., or FedEx, and United Parcel Service, or UPS, for timely delivery of our merchandise shipments, particularly in the United States where the majority of our sales occur. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. We do not have a long-term agreement with any other third-party carriers, and we cannot be sure that our relationships with FedEx or UPS will continue on terms favorable to us, if at all. If our relationship with are terminated or impaired or if our carriers are unable to deliver merchandise for us, we would be required to use alternative carriers for the shipment of products to our buyers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

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

We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of certain confidential information, including credit card numbers and personally identifiable customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. In the fall of 2014, we experienced a security breach in certain hosted websites operated by EZ Prints for a large nation-wide retail customer that resulted in the consumer personal data and credit card information of approximately 1,900 customers being exposed to hackers. The intrusion exposed a previously undetected vulnerability in third party software used in the architecture of our EZ Prints product offering. As a result, the supported sites were taken offline for a period of time and remediation efforts required and diverted significant resources in efforts to identify and assess the security breach. We have since remediated the immediate issues and further strengthened site security company-wide, but there can be no assurances that our newly enhanced security measures will be sufficient to prevent future attacks by sophisticated hackers or others who seek to access consumer data. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our websites. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

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

Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of June 30, 2015, we had nine issued patents and two patents pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

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

In addition to the potential infringement claims and described above, we may be involved in claims, suits, government investigations, and regulatory proceedings arising in the ordinary course of our business, including actions with respect to privacy, data protection, law enforcement, taxes, labor and employment claims as well as stockholder derivative actions, class actions lawsuits and other matters.

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

We believe that as of December 31, 2014 that the balances are properly stated. After detecting the material weakness, additional close procedures were performed, including a full review of the vendors associated with the misstatement, (which are an isolated subset of the total population relating to international vendors) and an updated reconciliation process. However, we cannot assure you that we will not continue to have a material weakness in our internal control over financial reporting. In addition, we cannot be certain that any measures we undertake will successfully remediate this material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

We have ceased providing translated sites in Germany, Spain, France, Ireland and New Zealand as part of our efforts to better focus on growing our business in our core international regions including the UK, Canada and Australia. Our success globally will depend on our ability to anticipate and effectively manage these and other risks associated with our international presence. Our failure to manage any of these risks successfully could harm our international reputation and reduce our international sales, adversely affecting our business, operating results and financial condition.

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

United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to affiliate marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. In recent years, numerous bills have been introduced in the U.S. Congress, including The Marketplace Equity Act and The Marketplace Fairness Act, reintroduced in 2013, which covered similar subject matters. That bill passed the U.S. Senate in May 2013, then stalled in the House and committee and no further action was taken by the 113th Congress. In March of 2015, the The Marketplace Fairness Act of 2015 (a slightly modified version of the 2013 Act) was again introduced in the Senate. That Bill was referred to the Committee on Finance and no further Action has been taken by the 114th Congress. On June 15, 2015 an analogous bill — The Remote Transactions Parity Act of 2015 — was introduced in the House of Representatives. In July, 2015 the House Bill was referred to the House Subcommittee on Regulatory Reform, Commercial and Antitrust Law and no further action has yet been taken. We expect similar bills to continue to be introduced in the future covering similar subject matters. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business on a go forward basis.

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

For example, from March 29, 2012 through December 31, 2014, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of December 31, 2014 and June 30, 2015, our stock price closed at $2.35 and $4.50, respectively.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have in the past, and in the future may be, the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Share repurchase activity during the three months ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2015	—	—	—	$15,750
May 1 - 31, 2015	234,873	$4.45	234,873	$14,705
June 1 - 30, 2015	254,314	$4.85	254,314	$13,472

Total	489,187	$4.66	489,187

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2) 10.1(3)	Amended and Restated Bylaws of the Company. Lease Termination Agreement, dated as of June 15, 2015, between W. San Mateo Plaza Holdings VII, LLC and CafePress Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on June 15, 2015, and incorporated by reference herein.
(4)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
Garett Jackson

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)	Lease Termination Agreement, dated as of June 15, 2015, between W. San Mateo Plaza Holdings VII, LLC and CafePress Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 15, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on June 15, 2015, and incorporated by reference herein.
(4)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.