Form 10-Q
period 2015-09-30
CAFEPRESS INC.
filed 2015-11-13
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35468
_____________________________________
CafePress Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	94-3342816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6901 Riverport Drive, Louisville, KY 40258
(502)-995-2258
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐     No  ☒
The number of shares outstanding of the registrant’s common stock as of November 6, 2015 was 16,945,998 shares.

CAFEPRESS INC.

2

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,316	$26,971
Short-term investments	14,153	—
Accounts receivable	820	1,029
Inventory, net	4,543	6,750
Deferred costs	846	1,948
Assets held for sale, current	—	15,944
Prepaid expenses and other current assets	3,948	4,517
Restricted cash	3,417	—
Total current assets	54,043	57,159
Property and equipment, net	8,946	11,659
Goodwill	20,899	20,535
Assets held for sale, non-current	—	32,891
Other assets	578	241
TOTAL ASSETS	$84,466	$122,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,350	$8,015
Partner commissions payable	37	1,100
Accrued royalties payable	3,234	5,883
Accrued liabilities	6,841	12,007
Deferred revenue	1,338	2,448
Capital lease obligation, current	559	494
Liabilities held for sale, current	—	20,825
Total current liabilities	13,359	50,772
Capital lease obligation, non-current	491	910
Liabilities held for sale, non-current	—	79
Other long-term liabilities	308	539
TOTAL LIABILITIES	14,158	52,300
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2015 and December 31, 2014; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 17,037 and 17,417 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	99,937	101,158
Accumulated deficit	(29,631)	(30,975)
TOTAL STOCKHOLDERS’ EQUITY	70,308	70,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,466	$122,485
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net revenues	$19,472	$25,897	$64,812	$81,612
Cost of net revenues	11,463	16,686	39,213	52,048
Gross profit	8,009	9,211	25,599	29,564
Operating expenses:
Sales and marketing	4,146	6,497	13,757	21,520
Technology and development	2,972	3,417	8,961	10,100
General and administrative	2,978	4,955	9,319	12,739
Acquisition related costs	—	50	—	50
Restructuring costs	4	42	530	42
Total operating expenses	10,100	14,961	32,567	44,451
Loss from operations	(2,091)	(5,750)	(6,968)	(14,887)
Interest income	12	4	34	9
Interest expense	(19)	(17)	(46)	(61)
Other (expense) income, net	(51)	—	14	(19)
Loss before income taxes	(2,149)	(5,763)	(6,966)	(14,958)
Provision (benefit) for income taxes	1,521	(367)	108	(582)
Net loss from continuing operations	(3,670)	(5,396)	(7,074)	(14,376)
Income (loss) from discontinued operations, net of tax	1,610	(857)	8,418	(1,012)
Net income (loss)	$(2,060)	$(6,253)	$1,344	$(15,388)
Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.21)	$(0.31)	$(0.41)	$(0.83)
Discontinued operations	$0.09	$(0.05)	$0.49	$(0.06)
Diluted:
Continuing operations	$(0.21)	$(0.31)	$(0.41)	$(0.83)
Discontinued operations	$0.09	$(0.05)	$0.48	$(0.06)
Shares used in computing net income (loss) per share of common stock:
Basic	17,094	17,324	17,351	17,273
Diluted	17,153	17,324	17,403	17,273
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,344	$(15,388)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,439	7,497
Amortization of intangible assets	1,229	3,258
Loss on disposal of fixed assets	209	67
Stock-based compensation	1,316	2,287
Change in fair value of contingent consideration liability	—	(741)
Impairment charges — assets held for sale	7,311	—
Gain on sale of businesses	(17,319)	—
Deferred income taxes	82	401
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	209	2,746
Inventory	2,207	1,454
Prepaid expenses and other current assets	1,646	(2,656)
Other assets	68	78
Accounts payable	(6,709)	(13,663)
Partner commissions payable	(1,063)	(1,996)
Accrued royalties payables	(2,649)	(2,029)
Accrued and other liabilities	(5,509)	(518)
Assets and liabilities held for sale	1,125	(1,331)
Deferred revenue	(1,110)	(319)
Net cash used in operating activities	(12,174)	(20,853)
Cash Flows from Investing Activities:
Purchase of short-term investments	(19,880)	—
Proceeds from maturities of short-term investments	5,727	1,493
Proceeds from sale of businesses, net	34,438	—
Purchase of property and equipment	(782)	(2,144)
Capitalization of software and website development costs	(1,661)	(2,269)
Change in restricted cash	(3,417)	75
Net cash provided by (used in) investing activities	14,425	(2,845)
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(354)	(431)
Proceeds from exercise of common stock options	390	448
Payments under insurance financing	—	(256)
Repurchases of common stock	(2,942)	—
Net cash used in financing activities	(2,906)	(239)
Net decrease in cash and cash equivalents	(655)	(23,937)
Cash and cash equivalents — beginning of period	26,971	32,205
Cash and cash equivalents — end of period	$26,316	$8,268
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$61	$115
Income taxes paid during the period	90	7
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	51	336
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

CafePress is a leading online retailer enabling consumers to shop, create, and sell a wide variety of customized and personalized made-on-demand products such as t-shirts, mugs, pillows, and more through its flagship website, CafePress.com.  In addition, under its Retail Partners Channel, the company sells its products through a variety of leading online marketplace and third-party retail channels under the CafePress brand. CafePress also leverages its Licensed Content relationships, which consists of large entertainment companies and brands, to create unique officially licensed and crowd-sourced “fan” products for sale within its own marketplace and third-party retail partner channels.
Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and following the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year. The balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
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
Discontinued operations
Prior year financial statements have been recast to reflect the sale of the Company’s InvitationBox.com business assets in the fourth quarter of 2014, the sale of its Art and Groups businesses in the first fiscal quarter of 2015, and the sale of its EZ Prints, Inc. assets in the third quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed related to a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. The Company conducts a quantitative test for the impairment of goodwill at least annually, as of July 1 of each year, and also whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be fully recoverable. The quantitative impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the Company needs to proceed with Step 2 where the potential impairment loss is measured as the excess of recorded goodwill over its implied fair value.

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
During fiscal year 2014, the Company’s market value dropped below its book value, it had management changes, and it had changes to certain strategic objectives and operations. The Company considered these items to be triggering events which resulted in additional goodwill impairment tests carried out at September 30, 2014 and December 31, 2014. As a result, the Company updated its quantitative impairment test using a combination of the income and market approaches. Based on the Company’s goodwill impairment analyses performed as of September 30, 2014 and as of December 31, 2014, which considered cash flows from continuing operations, excluding the sale of its InvitationBox.com, Art, and Groups businesses there was excess fair value over carrying value of 20% and 27%, respectively. Accordingly, the Company concluded that step two of the goodwill impairment tests were not required at either of these dates and no impairment was recorded.
In the first quarter of 2015, the Company closed the sale of its Art and Groups businesses and in the second quarter of 2015 classified its EZ Prints business as “Assets Held for Sale” and “Liabilities Held for Sale” in accordance with FASB Accounting Standards Codification (“ASC”) 205-20-55, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. The Company considered these items to be triggering events, and accordingly, performed goodwill impairment tests as of March 31, 2015 and June 30, 2015. These tests resulted in estimated excess fair value over carrying value of 3% and 6%, respectively. Accordingly, the Company concluded that step two of the goodwill impairment tests was not required at either of these dates and no impairment was recorded.
In the third quarter of 2015, the Company performed its annual impairment test as of July 1, 2015 and, subsequently, performed an impairment test as of September 1, 2015 upon the sale of its EZ Prints business assets, which it considered a triggering event. These tests resulted in estimated excess fair value over carrying value of 6% and 7%, respectively. Accordingly, the Company concluded that step two of the goodwill impairment tests was not required at either of these dates and no impairment was recorded.
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
The Company’s discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company’s historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes its assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions. There can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. A sustained decline in the Company’s stock price and resulting market capitalization, decline in overall revenues, delays in expected new business opportunities, unforeseen losses or failure to achieve planned profitability improvements in the future and changes in other estimates and assumptions as noted above could result in a significant goodwill impairment charge. In addition, a change in reporting units from any further reorganization, could materially affect the determination of reporting units or fair value for each reporting unit, which could trigger impairment in the future. It is not possible at this time to determine if any such future impairment charge would result.

The change in the carrying amount of goodwill is as follows (in thousands):

Carrying Amount
Balance at December 31, 2014	$20,535
Divestiture of business — adjustment based on final sale price	364
Balance at September 30, 2015	$20,899
Recent accounting pronouncements

In September 2015, the FASB issued new guidance related to business combinations. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.
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
In April 2014, the FASB issued a new accounting standard that limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. The new standard became effective prospectively for disposals occurring in fiscal years beginning after December 15, 2014. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.
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

The following tables summarize the corrections to the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (after adjusting for discontinued operations) and Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$16,628	$58	$16,686
Loss before income taxes	$(5,705)	$(58)	$(5,763)
Net loss from continuing operations	$(5,338)	$(58)	$(5,396)
Basic and diluted net loss per share of common stock from continuing operations	$(0.31)	$—	$(0.31)

	Nine Months Ended September 30, 2014
	As previously reported	Adjustment	As revised
Statements of Operations:
Cost of net revenues	$52,015	$33	$52,048
Loss before income taxes	$(14,925)	$(33)	$(14,958)
Net loss from continuing operations	$(14,343)	$(33)	$(14,376)
Basic and diluted net loss per share of common stock from continuing operations	$(0.83)	$—	$(0.83)

	Nine Months Ended September 30, 2014
	As previously reported	Adjustment	As revised
Statements of Cash Flow:
Net loss	$(15,214)	$(174)	$(15,388)
Accounts receivable	$2,753	$(7)	$2,746
Prepaid expenses and other current assets	$(2,268)	$(388)	$(2,656)
Accounts payable	$(13,650)	$(13)	$(13,663)
Accrued royalties payable	$(1,920)	$(109)	$(2,029)
Accrued and other liabilities	$(943)	$425	$(518)
Deferred income taxes	$331	$70	$401
Deferred revenue	$(515)	$196	$(319)

2. Investments and Fair Value of Financial Instruments
The components of the Company’s cash, cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$14,207	$—	$—	$14,207
Money market funds	12,109	—	—	12,109
Total cash equivalents	26,316	—	—	26,316
Short-term investments:
Certificates of deposit	14,153	—	—	14,153
Total cash and cash equivalents and short term investments	$40,469	$—	$—	$40,469

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash	$8,383	$—	$—	$8,383
Money market funds	18,588	—	—	18,588
Total cash and cash equivalents and short term investments	$26,971	$—	$—	$26,971
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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	September 30, 2015
	Total Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$12,109	$12,109	$—	$—
Short-term investments:
Certificates of deposit	14,153	14,153	—	—
Total financial assets	$26,262	$26,262	$—	$—

	December 31, 2014
	Total Fair Value	Level I	Level II	Level III
Cash and cash equivalents:
Money market funds	$18,588	$18,588	$—	$—
Total financial assets	$18,588	$18,588	$—	$—
The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
As of September 30, 2015, the Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of September 30, 2015, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

3. Balance Sheet Items
Inventory, net are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$5,206	$7,153
Finished goods	32	—
Less: reserve for obsolescence	(695)	(403)
Inventory, net	$4,543	$6,750
Property and equipment, net are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Building	$3,782	$3,782
Computer equipment and office furniture	13,347	13,262
Computer software	2,339	2,221
Internal use software and website development	14,176	12,886
Production equipment	18,951	19,276
Leasehold improvements	5,080	4,933
Total property and equipment	57,675	56,360
Less: accumulated depreciation and amortization	(48,729)	(44,701)
Property and equipment, net	$8,946	$11,659

Property and equipment acquired under capital leases are as follows (in thousands):

	September 30, 2015	December 31, 2014
Building	$3,782	$3,782
Less: accumulated depreciation	(3,198)	(2,958)
Building, net	$584	$824

Production equipment	$389	$389
Less: accumulated depreciation	(384)	(372)
Production equipment, net	$5	$17
Depreciation and amortization expense was $1.6 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $4.9 million and $5.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Depreciation expense for assets under capital leases was $0.1 million for both the three months ended September 30, 2015 and 2014, respectively, and $0.3 million for both the nine months ended September 30, 2015 and 2014, respectively.
Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Payroll and employee related expense	$2,370	$1,673
Production costs	1,177	3,496
Unclaimed royalty payments	1,030	984
Other accrued liabilities	988	2,467
Professional services	648	2,174
Accrued advertising	429	480
Royalties-minimum guarantee	115	439
Allowance for sales returns and chargebacks	84	294
Accrued liabilities	$6,841	$12,007
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$107	$138	$294	$295
Add: provision	514	811	1,910	2,481
Less: deductions and other adjustments	(537)	(859)	(2,120)	(2,686)
Balance, end of period	$84	$90	$84	$90

4. Discontinued Operations
In the fourth quarter of 2014 and the first quarter of 2015, in order to improve the Company’s core business and further enhance stockholder value, the Company entered into definitive agreements to divest its Art, Groups and InvitationBox.com businesses for a total of approximately $40.3 million in cash. The Art and Groups asset sales closed in the first fiscal quarter of 2015 and the InvitationBox.com asset sale closed in the fourth fiscal quarter of 2014. The Company has classified the assets and liabilities associated with the Art and Groups businesses as assets and liabilities held for sale in the Company’s consolidated balance sheet at December 31, 2014 in accordance with ASC 360-10-45 which was prior to January 1, 2015, the effective date of the new accounting standards in relation to discontinued operations reporting. See Note 1. Business and Summary of Significant Accounting Policies, Recent Accounting Pronouncements. Therefore, the Company did not apply the new accounting standard to the divestitures of Art and Groups businesses although the businesses were disposed of after the effective date.

In the second quarter of 2015, the Company committed to a plan to divest its EZ Prints business. Certain assets and liabilities of the EZ Prints business have been classified as assets and liabilities held for sale in accordance with ASC 205-20-55 in the Company's Consolidated Balance Sheets and have been included in discontinued operations for all periods presented. In addition, condensed cash flow information for all periods presented is included. In the second quarter of 2015, the Company reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value, which is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations. The Company completed the sale of its EZ Prints business in the third quarter of 2015 and recorded a gain on the sale of $0.3 million which is included in the "Other (income)\expense" section of “Discontinued Operations” in the Consolidated Statement of Operations.
Income (loss) from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations, represents the net income from the disposal of assets and liabilities associated with the sale of Art and Groups in the first quarter of 2015, the impairment charge associated with the writedown of EZ Prints net assets to fair value in the second quarter of 2015, the gain on disposal of the EZ Prints business in the third quarter of 2015, as well as the historical operations of the Art, Groups, InvitationBox.com and EZ Prints businesses for all periods presented in accordance with ASC 205-20-55.
EZ Prints business asset sale
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZ Prints Holdings, Inc. (“EZP Holdings”). Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received and $0.5 million is in the form of a note receivable due on or before December 31, 2018. As part of the closing of the sale, the Company agreed to pay a current obligation of $1.25 million to one of the Company's current customers.
The Company also entered into a transition services agreement with EZP Holdings for a maximum period of one year from the closing date, a license agreement whereby the Company continues to have the right to use certain software, and cross fulfillment agreements whereby each party agrees to fulfill certain products for the other party. The Company's management is required to estimate the expected continuing cashflows against the cashflows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cashflows in relation to the transition services agreement, the license agreement, and the cross fulfillment agreements on a gross basis in relation to the expected cashflows of the disposed business and has concluded that these cashflows will be insignificant to the disposed business. The Company will have no involvement in the management of EZP Holdings. As a result, management has applied discontinued operations presentation to the EZ Prints business asset sale in accordance with the ASC 205-20-55.
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
Financial information for the combined discontinued operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$2,440	$22,422	$22,280	$66,273
Cost of net revenues	1,735	13,854	14,623	40,849
Gross profit	705	8,568	7,657	25,424
Operating expenses:
Sales and marketing	187	6,194	4,825	18,129
Technology and development	463	1,976	3,030	5,855
General and administrative	282	917	1,375	2,665
Acquisition related costs	—	575	—	(719)
Impairment charges	—	—	7,311	—
Restructuring costs	—	(342)	—	449
Total operating expenses	932	9,320	16,541	26,379
Loss from operations	(227)	(752)	(8,884)	(955)
Interest expense	—	(19)	(17)	(57)
Gain on sale of assets	257	—	17,319	—
Income (loss) before income taxes	30	(771)	8,418	(1,012)
Provision (benefit) for income taxes	(1,580)	86	—	—
Net income (loss) from discontinued operations	$1,610	$(857)	$8,418	$(1,012)

Components of assets and liabilities held for sale (in thousands):

December 31, 2014
Assets
Cash and cash equivalents	$3,678
Accounts receivable	7,564
Inventory	2,323
Deferred costs	1,402
Prepaid expense and other current assets	977
Assets held for sale — short term	$15,944
Property and equipment, net	$4,513
Goodwill	18,660
Intangible assets, net	9,511
Other assets	207
Assets held for sale — long term	$32,891

Liabilities
Accounts payable	$8,773
Partner commissions payable	3,486
Accrued royalties payable	1,023
Accrued liabilities	3,575
Deferred revenue	3,936
Capital lease obligations, current	32
Liabilities held for sale — short-term	$20,825
Liabilities held for sale — long term	$79

Condensed cash flow information for EZ Prints discontinued operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(9,386)	$(4,287)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	555	883
Amortization of intangible assets	1,229	1,846
Stock-based compensation	38	64
Change in fair value of contingent consideration liability	—	(194)
Gain on sale of assets	(257)	—
Impairment charge	7,311	—
Change in operating assets and liabilities	295	3,363
Net cash (used in) provided by operating activities	(215)	1,675
Cash Flows from Investing Activities:
Purchase of property and equipment	(121)	(154)
Capitalization of software and website development costs	(127)	(167)
Divestiture of business, cash	(3,215)	—
Net cash used in investing activities	(3,463)	(321)
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	—	(23)
Net cash used in financing activities	—	(23)
Net (decrease) increase in cash and cash equivalents	(3,678)	1,331
Cash and cash equivalents — beginning of period	3,678	1,130
Cash and cash equivalents — end of period	$—	$2,461

5. Line of Credit
In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs. The credit line is available through June 2016 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at September 30, 2015 and December 31, 2014, and is secured by all assets of the Company. There were no draws against the facility as of September 30, 2015 and December 31, 2014.
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

The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2014	2,750	$9.70	3.39	$—
Granted	718	4.26
Exercised	(148)	2.62
Forfeited	(1,125)	12.50
Outstanding — September 30, 2015	2,195	$6.91	5.35	$201
Vested and expected to vest — September 30, 2015	1,543	$7.86	4.71	$124
Options exercisable — September 30, 2015	895	$9.88	3.49	$45
The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.0	4.5	5.0	4.5
Risk-free interest rate	1.4%	1.6%	1.3%	1.6%
Expected volatility	47%	48%	47%	48%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
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
Restricted stock unit activity for the nine months ended September 30, 2015 is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2014	243	$5.81
Granted	316	4.14
Vested	(110)	5.49
Forfeited and canceled	(107)	5.85
Awarded and unvested at September 30, 2015	342	$4.42

Stock-Based Compensation Expense
Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of net revenues	$41	$41	$123	$126
Sales and marketing	48	78	242	248
Technology and development	35	67	138	210
General and administrative	295	543	768	1,598
Total stock-based compensation expense	$419	$729	$1,271	$2,182
Capitalizable stock-based compensation relating to software development was not significant for any period presented.

7. Stock Repurchase Program:
In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under a Rule 10b5-1trading plan, the Company may repurchase its shares regardless of any subsequent possession of material nonpublic information. The timing and amount of stock repurchased, if any, will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability.
During the three months ended September 30, 2015, the Company repurchased 148,383 shares of its common stock at an average cost of $4.41 per share for a total cost of $0.7 million. During the nine months ended September 30, 2015, the Company repurchased 637,570 shares of its common stock at an average cost of $4.60 per share for a total cost of $2.9 million. All repurchased shares were retired.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss from continuing operations	$(3,670)	$(5,396)	$(7,074)	$(14,376)
Income (loss) from discontinued operations, net of tax	1,610	(857)	8,418	(1,012)
Net income (loss)	$(2,060)	$(6,253)	$1,344	$(15,388)
Shares used in computing net income (loss) per share of common stock:
Basic	17,094	17,324	17,351	17,273
Diluted	17,153	17,324	17,403	17,273
Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.21)	$(0.31)	$(0.41)	$(0.83)
Discontinued operations	$0.09	$(0.05)	$0.49	$(0.06)
Total	$(0.12)	$(0.36)	$0.08	$(0.89)
Diluted:
Continuing operations	$(0.21)	$(0.31)	$(0.41)	$(0.83)
Discontinued operations	$0.09	$(0.05)	$0.48	$(0.06)
Total	$(0.12)	$(0.36)	$0.08	$(0.89)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods in which the Company incurred a loss because including them would have been antidilutive:

	September 30,
	2015	2014
Stock options to purchase common stock	2,195	2,898
Restricted stock units	342	318

9. Income Taxes
The Company recorded a $1.5 million expense and $0.4 million benefit for income taxes for the three months ended September 30, 2015 and 2014, respectively and a $0.1 million expense and $0.6 million benefit for income taxes for the nine months ended September 30, 2015 and 2014. During the quarter ended September 30, 2015, the tax benefit from continuing operations under the intraperiod allocation rules was reversed upon the sale of the EZ Prints business as the Company now expects a taxable loss in discontinued operations.
During the quarter ended December 31, 2013, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. Accordingly, the Company recorded a non-cash income tax provision of $9.3 million to its valuation allowance. As of September 30, 2015, the Company continues to maintain a valuation allowance on its deferred tax assets.

10. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer.

The chief executive officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or plan for levels or components below the consolidated unit level. Accordingly, the Company operates as a single reportable segment.
The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$16,995	$21,683	$56,830	$68,792
International	2,477	4,214	7,982	12,820
Total	$19,472	$25,897	$64,812	$81,612
All of the Company’s long-lived assets are located in the United States.

11. Restructuring
Restructuring costs were $4 thousand and $0.5 million for the three and nine months ended September 30, 2015, and were $42 thousand for the three and nine months ended September 30, 2014 and are included in “Restructuring costs” in the accompanying Condensed Consolidated Statements of Operations. In 2015, this expense consists of charges related to the downsizing of the Company’s San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments related to a headcount reduction.
The change in the restructuring liability is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accrued restructuring balance, beginning of period	$33	$—	$—	$—
Employee severance	4	—	199	—
Lease restructuring	—	42	331	42
Cash payments	(37)	(42)	(530)	(42)
Accrued restructuring balance, end of period	$—	$—	$—	$—

12. Commitments and Contingencies
Leases
Lease agreements are accounted for as either operating or capital leases depending on certain defined criteria. The Company leases certain of its facilities and equipment under capital and operating leases with various expiration dates through 2021. Certain of the operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing rent expense on a straight-line basis over the term of the lease.
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
In July 2015, the Company entered into an operating lease for office space in Hayward, California. The lease commences on January 1, 2016 and ends on January 31, 2019.
Future minimum lease payments under noncancelable operating and capital leases as of September 30, 2015 are as follows:

Years Ended December 31,	Capital leases	Operating leases
Remaining three months of 2015	$155	$381
2016	607	947
2017	355	917
2018	—	637
2019	—	19
Total minimum lease payments	1,117	$2,901
Less amount representing interest	(67)
Present value of capital lease obligations	1,050
Less current portion	(559)
Long-term portion of capital lease obligations	$491
The future minimum operating lease commitments assume that the Company exercises its option for early termination under its current primary facility lease agreement, and does not include an early termination fee of approximately $1.5 million in 2017.

13. Related Party Transaction
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company and $0.5 million is in the form of a note receivable due on or before December 31, 2018. As part of the closing, the Company agreed to pay a current obligation of $1.25 million to one of EZ Prints' current customers.

14. Subsequent Events
On October 9, 2015, the Company entered into a purchase agreement (the "Purchase Agreement") to acquire approximately 1.6 acres of land and an on-site building with approximately 25,000 square feet located in Louisville, Kentucky, which the Company expects to use for its corporate offices.

Under the Purchase Agreement, the Company will pay the seller a total purchase price of $1.8 million, with $1.65 million due upon closing, and the remaining $150,000 due after the completion of certain post-closing conditions, including the receipt of governmental approvals. The Purchase Agreement also contains certain representations and warranties of the Company, and provides for a due diligence period of 60 days from October 9, 2015. The transaction is expected to close within 30 days after the completion of the due diligence period.

Item 2.	MANAGAMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our recent divestitures and potential impacts and anticipated benefits and consequences thereof and our ongoing obligations under the terms of the related agreements; our plans and obligations with respect to the Kentucky facility purchase agreement; our plans for future services and enhancements of existing services; the benefits of our services, technology and manufacturing processes; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our revenues and growth rates from period to period and our valuation allowances; our expectations regarding the effect of seasonality and cyclicality on our business; critical accounting policies; customer acquisition costs as a driver of future growth; statements regarding continuing customer desire for custom products; the impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; status of our strategic evaluations process and our intent to continue with an ongoing general evaluation of our business overall; the effect of any potential strategic alternatives, if and to the extent implemented; the payment of any contingent consideration from our divestiture transactions: our belief that the strategic steps we have taken will provide us with resources required to focus on improving our core business, enhance stockholder value and strengthen our balance sheet; quarterly trends; our liquidity position and cash flows; anticipated cash needs and our capital requirements and our needs for additional financing and the potential impact; our ability to recognize and remedy issues with internal controls and accounting treatment thereof; the expected results of any remediation plans; benefits of non-GAAP financial results; our investment plans; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our expectations regarding the shift to mobile site access and the projected impact of such shift on our business; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; competition; sources of new revenue; and expectations regarding our share repurchase program. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Strategic Transactions
Art business sale
On March 1, 2015, we completed the sale of our Arts business pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”), dated as of February 11, 2015, whereby we received $28.5 million in proceeds, net of expenses, $2.4 million of which is in escrow for our indemnification obligations pursuant to an escrow agreement between us, Circle Graphics and the escrow agent.
In connection with the Art business asset purchase agreement, we also entered into a transition services agreement and a commercial agreement with Circle Graphics. The transition services agreement with Circle Graphics requires us to provide certain corporate support services that our Art business has historically received from us. The transition services agreement is effective as of the closing date, and certain services can be provided for up to one year after close. The commercial agreement permits us to continue to sell Art products on our websites. If the fulfillment price provided by Circle Graphics is consistent with market prices, the Art products we sell on our websites must be exclusively fulfilled by Circle Graphics, provided that

Circle Graphics meets certain pricing criteria. The initial term of the commercial agreement is for a period of three years following the closing date.
Groups business sale
On March 6, 2015, we completed the sale of our Groups business, which provided personalized apparel and merchandise for groups and organizations through our e-commerce websites (“Groups”), pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”) whereby we received $9.2 million in proceeds, net of expenses, $1.0 million of which is in escrow for our indemnification obligations under the terms of an escrow agreement between us, Logo Sportswear and the escrow agent.
In connection with the Groups business asset purchase agreement, we also entered into a transition services agreement and a referral agreement with Logo Sportswear. The transition services agreement with Logo Sportswear requires us to provide certain corporate support services that our Groups business has historically received from us. The transition services agreement is effective as of the closing date, and certain services can be provided for up to one year after close. Under the referral agreement we will continue to promote Logo Sportswear product types on our websites and redirect potential customers from our websites to a Logo Sportswear website. The initial term of the referral agreement is for a period of two years following the closing date.
EZ Prints business asset sale
In the second quarter of 2015, we committed to a plan to divest our EZ Prints business. Certain assets and liabilities of the EZ Prints business have been classified as assets and liabilities held for sale in accordance with ASC 205-20-55 on our Consolidated Balance Sheets and have been included in discontinued operations for all periods presented. In addition, condensed cash flow information for all periods presented is included. At this time, we reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value and is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations.
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZ Prints Holdings, Inc. (“EZP Holdings”). Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement. Total consideration for the sale was $0.6 million, of which $0.1 million has been received and $0.5 million is in the form of a note receivable due on or before December 31, 2018. As part of the closing of the sale, we agreed to pay a current obligation of $1.25 million to one of the Company's current customers.
In connection with the EZ Prints asset purchase agreement, we entered into a transition services agreement with EZP Holdings for a maximum period of one year from the closing date, a license agreement whereby we continues to have the right to use certain software, and cross fulfillment agreements whereby each party agrees to fulfill certain products for the other party.
InvitationBox.com business asset sale
On November 5, 2014, we entered into an asset purchase agreement with Phoenix Online LLC, a related party that subsequently separated from CafePress, pursuant to which we sold certain assets and liabilities of our InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years; b) 3% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for our guaranty of a certain assumed lease for up to $900,000; and c) 2% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for certain transition services to be provided by us. If and when such corporate guaranty is released or the underlying lease is terminated, and/or the transition services end then the additional cash revenue payments will cease.
Summary
The divestiture of these businesses together represented approximately 43% of our total revenue in 2014. We believe these strategic steps will provide us with the resources required to focus on improving our core business, further enhance stockholder value and strengthen our balance sheet.

Prior year consolidated statements of operations have been recast to reflect the sale of our InvitationBox.com business assets in 2014, the sale of our Art and Groups businesses in the first quarter of 2015, and the sale of our EZ Prints business in the third quarter of 2015. Results of discontinued operations are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.
As previously disclosed, our Board of Directors authorized the review of various strategic alternatives to streamline our operations, unlock stockholder value and strengthen our balance sheet, and retained Raymond James & Associates as our exclusive independent financial advisor to assist the Board of Directors in this review. Recent announcements of the closed divestitures of our Art, Groups, InvitationBox.com, and EZ Prints businesses are the successful result of our formal strategic evaluations process, which is now substantially completed. We intend to continue with an ongoing general evaluation of our business overall.

Our Business
We are a leading online retailer enabling consumers to shop, create, and sell a wide variety of customized and personalized made-on-demand products such as t-shirts, mugs, pillows, and more through our flagship website, CafePress.com.  In addition, under our Retail Partners Channel, we sell our products through a variety of leading online marketplace and third-party retail channels under the CafePress brand. We also leverage our Licensed Content relationships, which consists of large entertainment companies and brands, to create unique officially licensed and crowd-sourced “fan” products for sale within our own marketplace and third-party retail partner channels.
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
We monitor several key operating metrics from continuing operations including:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Key operating metrics:
Total number of orders	566,540	659,566	1,792,434	2,043,357
Average order size	$35	$39	$36	$40

Total number of orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the three and nine month periods ended September 30, 2015, the decrease in orders is primarily the result of a decline in business volumes within our CafePress.com marketplace and in our international domains. These decreases more than offset a business volume increase within our Retail Partner Channel.
Average order size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. The year-over-year decrease in average order size is primarily due to an increase in volume of single-item orders through our Retail Partner Channel.

Basis of presentation
Net revenues
We generate revenues from online transactions through our portfolio of e-commerce websites and through our partners' websites.
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
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed related to a business combination. Goodwill is presumed to have an indefinite life and is not subject to amortization. We conduct a quantitative test for the impairment of goodwill at least annually, as of July 1 of each year, and also whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be fully recoverable. The quantitative impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then the loss is measured as the excess of recorded goodwill over its implied fair value.
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
During fiscal year 2014, our market value dropped to below its book value, we had management changes, and we had changes to certain strategic objectives and operations. We considered these items to be triggering events which resulted in additional goodwill impairment tests carried out at September 30, 2014 and December 31, 2014. As a result, we updated our quantitative impairment test using a combination of the income and market approaches. Based on our updated impairment analyses performed as of September 30, 2014 and as of December 31, 2014, which considered cash flows from continuing operations, excluding the sale of our InvitationBox.com, Art, and Groups businesses, there was excess fair value over carrying value of 20% and 27%, respectively. Accordingly, we concluded that step two of the goodwill impairment tests was not required at either of these dates and no impairment was recorded.
In the first quarter of 2015, we closed the sale of our Art and Groups businesses and in the second quarter of 2015 classified our EZ Prints business as “Assets Held for Sale” and “Liabilities Held for Sale” in accordance with ASC 205-20-55, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. We considered these items to be triggering events, and accordingly, performed goodwill impairment tests as of March 31, 2015 and June 30, 2015. These tests resulted in estimated excess fair value over carrying value of 3% and 6%, respectively. Accordingly, we concluded that step two of the goodwill impairment tests was not required at either of these dates and no impairment was recorded.
In the third quarter of 2015, we performed our annual impairment test as of July 1, 2015 and, subsequently, performed an impairment test as of September 1, 2015 upon the sale of our EZ Prints business, which we considered a triggering event. These tests resulted in estimated excess fair value over carrying value of 6% and 7%, respectively. Accordingly, we concluded that step two of the goodwill impairment tests was not required at either of these dates and no impairment was recorded.
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
Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon our historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. We believe our assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions.
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
We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Our intangible assets have an economic useful life and/or expire after a specified period of time and thus are classified as finite-lived intangible assets on our balance sheets. Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated economic life of the assets which range from three years to eight years. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. Factors that could result in an impairment review include, but are not limited to, significant underperformance relative to projected future operating results, significant negative industry or economic trends and changes in the planned use of assets. During the third and fourth quarters of 2014, we considered the impact of our annual and interim goodwill impairment tests, as well as the change in management and in certain strategic objectives and operations, on the recoverability of our long-lived assets. We concluded that there was no impairment of our long-lived intangible assets as of December 31, 2014.
In the second quarter of 2015, we committed to a plan to divest our EZ Prints business. Certain assets and liabilities of the EZ Prints business have been classified as assets and liabilities held for sale in accordance with ASC 205-20-55 on our Consolidated Balance Sheets and have been included in discontinued operations for all periods presented. In addition, condensed cash flow information for all periods presented is included. At this time, we reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value and such charge is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations. We completed the sale of our EZ Prints business in the third quarter of 2015 and recorded a gain on the sale of $0.3 million which is included in the "Other (expense) income, net" section of “Discontinued Operations” in the Consolidated Statement of Operations.
In connection with the sale of InvitationBox.com assets in 2014, and the sale of the Art and Groups businesses in the first quarter of 2015, we eliminated $18.5 million of goodwill.

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	100%	100%	100%	100%
Cost of net revenues	59	64	61	64
Gross profit	41	36	39	36
Operating expenses:
Sales and marketing	21	25	21	26
Technology and development	15	13	14	12
General and administrative	15	19	14	16
Restructuring	—	—	1	—
Total operating expenses	52	58	50	54
Loss from operations	(11)	(22)	(11)	(18)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income	—	—	—	—
Loss before income taxes	(11)	(22)	(11)	(18)
Provision (benefit) for income taxes	8	(1)	—	(1)
Net loss from continuing operations	(19)%	(21)%	(11)%	(18)%
Effective tax rate	(70.8)%	6.4%	(1.6)%	3.9%

Comparison of the Three Months Ended September 30, 2015 and 2014
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Unaudited)
Net revenues	$19,472	$25,897	$(6,425)	(25)%
Cost of net revenues	11,463	16,686	(5,223)	(31)
Gross profit	8,009	9,211	(1,202)	(13)
Operating expenses:
Sales and marketing	4,146	6,497	(2,351)	(36)
Technology and development	2,972	3,417	(445)	(13)
General and administrative	2,978	4,955	(1,977)	(40)
Acquisition-related costs	—	50	(50)	(100)
Restructuring costs	4	42	(38)	(90)
Total operating expenses	10,100	14,961	(4,861)	(32)
Loss from operations	(2,091)	(5,750)	3,659	(64)
Interest income	12	4	8	200
Interest expense	(19)	(17)	(2)	12
Other (expense) income, net	(51)	—	(51)	NM
Loss before income taxes	(2,149)	(5,763)	3,614	(63)
Provision (benefit) for income taxes	1,521	(367)	1,888	NM
Net loss from continuing operations	$(3,670)	$(5,396)	$1,726	(32)%
NM = Not meaningful
Net revenues
Net revenues decreased $6.4 million, or 25%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in revenue resulted from a decline in orders primarily within our CafePress.com marketplace and in our international domains. These declines more than offset a modest revenue increase within our Retail Partner channel. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses. The decline in international revenue within the quarter is due in part to a reduction in the number of international web site domains that we maintain which occurred in the first quarter of this year. As in previous quarters, net revenues were negatively impacted by the continued shifts in customer behavior resulting in shifting traffic mix toward mobile devices. Within our Retail Partner Channel, growth in net revenues from our feed partnerships more than offset a decline from our Corporate Shops platform. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $5.2 million, or 31%, for the three months ended September 30, 2015 compared to the same period in 2014. Cost of net revenues was 59%, as a percentage of net revenues, for the three months ended September 30, 2015 and 64% for the same period in 2014. Within cost of net revenues, the variable components of materials and commissions collectively decreased as a percentage of net revenues by approximately 5.0 percentage points. In addition, labor and plant overhead decreased by approximately 0.5 percentage points. Costs of shipping increased moderately as a percentage of net revenues compared to the same period in 2014. The resulting improvement in gross profit margin is driven by changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes.
Sales and marketing
Sales and marketing expenses decreased $2.4 million, or 36%, for the three months ended September 30, 2015 compared to the same period in 2014. Sales and marketing expenses were 21% of net revenues for the three months ended September 30, 2015 compared to 25% for the same period in 2014. The decrease in absolute dollars in sales and marketing expenses consists of reductions in variable costs, primarily due to lower keyword and other online advertising expenses as we changed the focus of our advertising programs to higher levels of return on investment. To a lesser extent, our variable sales and marketing expenses declined due to lower customer service costs and a decrease in credit card processing fees.
Technology and development
Technology and development expenses decreased $0.4 million, or 13%, for the three months ended September 30, 2015 compared to the same period in 2014. Technology and development expenses were 15% of net revenues in the three months ended September 30, 2015 compared to 13% in the same period in 2014. The decrease in absolute dollars is primarily due to a $0.2 million decrease in personnel related costs, a $0.1 million decrease in our co-location facility hosting and data costs, and a $0.2 million decrease in depreciation expense. These decreases were partially offset by a $0.1 million write off of capitalized website development costs.
General and administrative
General and administrative expenses decreased $2.0 million, or 40%, for the three months ended September 30, 2015 compared to the same period in 2014. General and administrative expenses were 15% of net revenues in the three months ended September 30, 2015 compared to 19% in the same period in 2014. The decrease in absolute dollars was primarily due to a reduction in professional services fees of $1.1 million, consisting primarily of lower legal costs from decreased litigation activity this year and a reduction in external audit expenses. In addition, personnel costs declined by approximately $0.9 million, primarily due to one-time costs associated with the resignation of our former Chief Executive Officer last year, and to a lesser extent, lower stock-based compensation expense.
Restructuring costs
Restructuring costs were $4 thousand and $42 thousand for the three months ended September 30, 2015 and 2014, respectively. The expense in 2015 consisted of employee severance payments related to the downsizing of our operations and the expense in 2014 related to the early termination of a facility lease.
Provision (benefit) for income taxes
We recorded a $1.5 million expense and $0.4 million benefit for income taxes for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 70.8% and 6.4% for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, our effective tax rate was different than our statutory tax rate primarily due to the reversal of the tax benefit from continuing operations under the intraperiod allocation rules upon the sale of our EZ Prints business as we now expect a taxable loss in discontinued operations. For the three months ended September 30, 2014, our effective tax rate was different than the statutory tax rate primarily due to the effect of our reduction of the estimated fair value of contingent consideration and a tax loss carryback generated in the quarter while maintaining a full valuation allowance against our deferred tax assets.
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

Comparison of the Nine Months Ended September 30, 2015 and 2014
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Unaudited)
Net revenues	$64,812	$81,612	$(16,800)	(21)%
Cost of net revenues	39,213	52,048	(12,835)	(25)
Gross profit	25,599	29,564	(3,965)	(13)
Operating expenses:
Sales and marketing	13,757	21,520	(7,763)	(36)
Technology and development	8,961	10,100	(1,139)	(11)
General and administrative	9,319	12,739	(3,420)	(27)
Acquisition-related costs	—	50	(50)	(100)
Restructuring costs	530	42	488	NM
Total operating expenses	32,567	44,451	(11,884)	(27)
Loss from operations	(6,968)	(14,887)	7,919	(53)
Interest income	34	9	25	278
Interest expense	(46)	(61)	15	(25)
Other (expense) income, net	14	(19)	33	(174)
Loss before income taxes from continuing operations	(6,966)	(14,958)	7,992	(53)
Provision (benefit) for income taxes	108	(582)	690	(119)
Net loss from continuing operations	$(7,074)	$(14,376)	$7,302	(51)%
Net revenues
Net revenues decreased $16.8 million, or 21% in the nine months ended September 30, 2015 compared to the same period in 2014. The change in revenue resulted from a decline in orders primarily within our CafePress.com marketplace and in our international domains. These declines more than offset a revenue increase within our Retail Partner Channel. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses. The decline in international revenue is due in part to a reduction in the number of international web site domains that we maintain which occurred in the first quarter of this year. As in previous quarters, net revenues were negatively impacted by the continued shifts in customer behavior resulting in a shifting traffic mix toward mobile devices. Within our Retail Partner Channel, growth in net revenues from our retail partner feeds more than offset a decline within our Corporate Shops platform. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $12.8 million, or 25% in the nine months ended September 30, 2015 compared to the same period in 2014. As a percentage of net revenues, cost of net revenues was 61% in the nine months ended September 30, 2015 and 64% in the same period in 2014. Within cost of net revenues, materials, shipping, and labor decreased as a percentage of net revenues by approximately 2.5 percentage points, primarily due to changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes. As a percentage of net revenues, commission expense also decreased by approximately 0.5 percentage points.
Sales and marketing
Sales and marketing expenses decreased $7.8 million, or 36%, in the nine months ended September 30, 2015 compared to the same period in 2014. Sales and marketing expenses were 21% of net revenues in the nine months ended September 30, 2015 compared to 26% in the same period in 2014. The decrease in absolute dollars in sales and marketing expenses consists of a $7.9 million decline in variable expenses, partially offset by a $0.1 million increase in fixed expenses. The decline in variable expenses was primarily due to lower keyword and online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, variable expenses also declined due to lower customer service costs, and a decrease in credit card processing fees. The increase in fixed costs is due primarily to higher personnel-related costs.
Technology and development
Technology and development expenses decreased $1.1 million, or 11%, in the nine months ended September 30, 2015 compared to the same period in 2014. Technology and development expenses were 14% of net revenues in the nine months ended September 30, 2015 compared to 12% in the same period in 2014. The decrease in absolute dollars is primarily due to a $0.6 million decrease in our co-location facility hosting and data costs and a $0.5 million decrease in depreciation expense.
General and administrative
General and administrative expenses decreased $3.4 million, or 27%, in the nine months ended September 30, 2015 compared to the same period in 2014. General and administrative expenses were 14% of net revenues in the nine months ended September 30, 2015 compared to 16% in the same period of 2014. The decrease in absolute dollars was primarily due to a $1.7 million decline in professional services fees, consisting primarily of lower legal costs from decreased litigation activity this year. In addition, personnel-related costs declined by $1.5 million, primarily from lower stock-based compensation expense and, to a lesser extent, from one-time costs associated with the resignation of our former Chief Executive Officer last year.
Restructuring costs
Restructuring costs were $0.5 million for the nine months ended September 30, 2015. This expense consists of charges related to the downsizing of our San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments to employees. Restructuring costs in the nine months ended September 30, 2014 were $42 thousand, which related to the early termination of a facility lease.
Provision (benefit) for income taxes
We recorded a $0.1 million expense and a $0.6 million benefit for income taxes for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 1.6% and 3.9% for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a full valuation allowance against our deferred tax assets. For the nine months ended September 30, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and a tax loss carryback generated in the period while maintaining a full valuation allowance against our deferred tax assets.

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

Liquidity and Capital Resources
As of September 30, 2015, we had cash, cash equivalents, and short term investments totaling $40.5 million. In the first quarter of 2015, we completed the asset sales of our Art and Groups businesses for a total of $37.7 million, net of expenses, $3.4 million of which is being held in escrow accounts to be released to us 15 months after each respective closing date if there are no claims for indemnification outstanding against us at that time. In the third quarter, we completed the asset sale of our EZ Prints business for which we received $0.1 million in cash and a note receivable for $0.5 million due in 2018. As part of the transaction, the buyer retained $3.3 million in cash and we paid a $1.25 million obligation to a current customer.
In March 2013, we entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs, is available through June 2016 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%.

In July 2014, we amended our credit agreement, which extended the maximum amount available under our revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with our amended facility lease agreement for $1.5 million. The Letter of Credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same. The revolving credit facility is available for ordinary operations. As of September 30, 2015 and December 31, 2014 there were no draws against the facility other than the $1.5 million letter of credit.
This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at September 30, 2015, and is secured by all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
On May 4, 2015, our Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock, whichever is less, over a period of one year. As of September 30, 2015, we have used $2.9 million of cash to repurchase 664,177 shares of our common stock. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.
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

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
(in thousands)	(Unaudited)
Net cash used in operating activities	$(12,174)	$(20,853)
Net cash provided by (used in) investing activities	$14,425	$(2,845)
Net cash used in financing activities	$(2,906)	$(239)
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
In the nine months ended September 30, 2015, net cash used in operations was $12.2 million, primarily due to a $11.8 million change in working capital items. Working capital decreased primarily due to the seasonal decrease in accounts payable, accrued liabilities, and partner commissions and royalties payable that we experience in the first nine months of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter.

In the nine months ended September 30, 2014, a $2.6 million net loss adjusted for non-cash items and a $18.2 million change in working capital items resulted in net cash used in operations of $20.9 million. Non-cash items, which totaled $12.8 million, included depreciation and amortization of $7.5 million, amortization of intangible assets of $3.3 million, stock-based compensation of $2.3 million and a $0.4 million increase in deferred tax liabilities, offset by a change in the fair value of contingent consideration of $0.7 million.
Cash flows from investing activities
In the nine months ended September 30, 2015, net cash provided by investing activities was $14.4 million, consisting primarily of the net proceeds from the sale of the Art, Groups, and EZ Prints businesses of $34.4 million, of which $3.4 million was placed in escrow and classified as restricted cash. This was partially offset by $2.4 million in capital expenditures and $14.2 million in purchases of short term investments, net of maturities.
In the nine months ended September 30, 2014, net cash used in investing activities was $2.8 million, consisting primarily of $2.1 million in capital expenditures related to the purchase of property and equipment and $2.3 million of capitalized software and website development costs, partially offset by maturities of short term investments of $1.5 million.
Cash flows from financing activities
In the nine months ended September 30, 2015, net cash used in financing activities was $2.9 million, due to $2.9 million in repurchases of common stock and $0.4 million in payments on capital lease obligations, partially offset by the proceeds received from the exercise of stock options of $0.4 million.
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
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP as the excluded items may have significant effects on our operating results and financial condition. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following shows the trend of Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenues	$19,472	$25,897	$64,812	$81,612
Non-GAAP Adjusted EBITDA	(45)	(3,151)	(285)	(7,053)
% of net revenues	(0.2)%	(12.2)%	(0.4)%	(8.6)%

The following table presents a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss from continuing operations	$(3,670)	$(5,396)	$(7,074)	$(14,376)
Non-GAAP adjustments:
Interest and other (income) expense	58	13	(2)	71
Benefit for income taxes	1,521	(367)	108	(582)
Depreciation and amortization	1,623	1,778	4,882	5,560
Stock-based compensation	419	729	1,271	2,182
Acquisition-related costs	—	50	—	50
Restructuring costs	4	42	530	42
Adjusted EBITDA	$(45)	$(3,151)	$(285)	$(7,053)
Contribution Margin
Contribution margin (a non-GAAP financial measure which we reconcile to “Gross profit” in our consolidated statements of operations) consists of gross profit plus stock-based compensation included in cost of net revenues less variable sales and marketing expenses and reflects an additional way of viewing our results. When viewed together with our GAAP results, we believe contribution margin provides management and users of the financial statements information about our ability to cover our operating costs, such as Technology and Development and General and Administrative expenses. Contribution margin is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. One material limitation associated with the use of contribution margin is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.
The following table presents the calculation of contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(Unaudited)				(Unaudited)
Net revenues	$19,472	100%	$25,897	100%	$64,812	100%	$81,612	100%
Cost of net revenues	11,463	59	16,686	64	39,213	61	52,048	64
Gross profit	8,009	41	9,211	36	25,599	39	29,564	36
Non-GAAP adjustments:
Add: Stock-based compensation	41	—	41	—	123	—	126	—
Less: Variable sales and marketing costs	(2,519)	(13)	(4,817)	(19)	(8,514)	(13)	(16,408)	(20)
Contribution Margin (from continuing operations)	$5,531	28%	$4,435	17%	$17,208	27%	$13,282	16%

Related Party Transaction
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company and $0.5 million is in the form of a note receivable due on or before December 31, 2018. As part of the closing, the Company agreed to pay a current obligation of $1.25 million to one of the Company's current customers.

Off-balance sheet arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt and we have not entered into any synthetic leases. Therefore, we are not currently exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations
On October 9, 2015, we entered into a Purchase Agreement to acquire approximately 1.6 acres of land and an on-site building with approximately 25,000 square feet located in Louisville, Kentucky, which we expect to use for our corporate offices. Under the Purchase Agreement, we will pay the seller a total purchase price of $1.8 million, with $1.65 million due upon closing, and the remaining $150,000 due after the completion of certain post-closing conditions, including the receipt of governmental approvals.

The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations	$155	$962	$—	$—
Operating lease obligations	381	1,864	656	—
Purchase obligations	3,875	682	—	—
	$4,411	$3,508	$656	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $40.5 million and $27.0 million as of September 30, 2015 and December 31, 2014, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Material Weakness Previously Identified
We previously reported a material weakness in internal control over accounts payable in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Remediation Efforts on Previously Identified Material Weakness
Prior to identifying the material weakness, management had been implementing an improved internal control structure within the Company’s financial reporting processes. As part of this, the design of our business process review controls was significantly improved during the quarter ended December 31, 2014. These newly designed business process review controls are the controls which identified the material weakness noted above.
Additionally, during the quarter ended March 31, 2015, management re-designed the accounts payable reconciliation process and implemented a monthly control to obtain third party vendor statements which are subsequently reconciled to the accounts payable sub-ledger.
Management has specifically tested the revised processes and key controls over accounts payable for the first three quarters of 2015 and concluded that those processes are effectively operating as of September 30, 2015, Therefore, management has concluded that the previously reported material weakness has been remediated.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 10, 2015, the Company entered into a Stipulation of Settlement (the “Settlement”), reflecting the previously disclosed terms of the settlement of the class action securities lawsuits that were consolidated under the caption In re CafePress Inc. Shareholder Litigation , Master File No. CIV522744 (Cal. Super. Ct., San Mateo Cty.). The proposed Settlement calls for a payment of $8.0 million to the plaintiffs in resolution of all claims against the Company and its officers and directors. The Company paid $500,000 in the Settlement; the balance will be paid by the Company’s directors and officers liability insurance. While the Company and the other defendants continue to deny each of the plaintiffs’ claims and deny any liability, the Company agreed to the Settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distractions to management. On August 11, 2015 the court entered a judgement and order granting final approval of the Settlement.
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

ITEM 1A.    RISK FACTORS
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur and have a material adverse effect on our business, our financial condition and results of operations could be seriously harmed.
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
As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenues or operating performance. In particular, due to the seasonality of our business, our revenues in the first three quarters of each year are generally substantially lower than our revenues in the fourth quarter of the preceding year, and we expect this trend to continue for the foreseeable future.
We may not achieve or sustain profitability or avoid net losses in the future. Our growth rates in the future, if any, may fluctuate or not be sustainable or may decrease. In addition, our ability to be profitable depends in the foreseeable future on our ability to control our costs and operating expenses. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenues at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenues, our business, financial condition and results of operations will be negatively affected.
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
As of September 30, 2015, we had goodwill of $20.9 million. Goodwill impairment analysis and measurement is a process that requires significant judgment. In addition to our annual goodwill impairment test at July 1, 2015, we have carried out additional goodwill impairment tests as of  March 31, 2015, June 30, 2015, and September 1, 2015 due to the divestiture of of our Art, Groups, and EZ Prints businesses in the first nine months of 2015. These tests have indicated that there was no impairment as of those dates. However, a sustained decline in our stock price and resulting market capitalization, delays in expected new business opportunities associated with retail distribution channels and our CafePress Services partnerships, unforeseen losses of any significant existing retail distribution channel partners, our inability to achieve planned profitability improvements in 2015 or beyond, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $20.9 million goodwill balance in the future. The strategic alternatives we have recently undertaken or may undertake in the future may impact the overall valuation of goodwill. In addition, any future downturn in our business, slower than expected growth of new business opportunities associated with retail distribution channels or our CafePress Services partnerships, failure to achieve planned profitability improvements in the future, changes in market conditions or a sustained decline in the market price of our stock may result in an impairment of goodwill and the recognition of resulting expenses in future periods, which in turn could materially and adversely affect our results of operations for those periods.
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

Our business depends heavily on the market recognition and reputation of our services, and any harm to our brand or failure to maintain and enhance our brand recognition may materially harm our business, financial condition and results of operations.
We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brand is critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

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

•
our ability to protect personally identifiable information and credit card data and perceived weaknesses in data privacy or security practices or product quality problems of our service or other e-commerce websites, such as that experienced in the now divested EZ Prints product offering in our hosted e-commerce services platform. See “— Failure to protect confidential or personally identifiable information of our customers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation and brand and substantially harm our business and results of operations.”

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
Our business may be adversely affected by transitions in our senior management team or by our inability to effectively handle any future succession planning.
We are highly dependent on the executive leadership of members of our senior management and key employees as our success depends, in large part, on the continued contributions and strategic vision of our senior management team for CafePress Inc. as well as those other key personnel who manage our individual website properties. In addition, we have not entered into long-term employment agreements or non-compete agreements with members of our senior management team. Our employees can terminate their employment with us at any time. The loss of members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
We completed the divestitures of our Arts and Groups businesses in March 2015 and our EZ Prints business in September 2015 as part of our previously announced review of strategic alternatives. We may not fully realize the anticipated benefits, if any, of these divestitures, such as streamlining our business and enabling us to focus more resources on strengthening our core business.
In addition, we have previously engaged in acquisition opportunities, including businesses of which we have subsequently divested ourselves as discussed above. We may be unable to successfully integrate any businesses that we may acquire in the future or may fail to realize the anticipated benefits of any such acquisitions. The successful integration of any acquired business as well as the retention of personnel require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses requires significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. In some of our prior acquisitions, earn-out targets were not achieved and in some instances either disputes occurred or modifications were made. We may enter into other modifications or settlements of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities. Failure to realize the anticipated benefits of our divestitures, or of any prior or future acquisitions, could materially and adversely affect our business, financial condition and prospects.
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
Our success depends on our ability to successfully receive, produce and fulfill orders and to promptly and securely deliver our products to our customers, which in turn depends in part on the efficient and uninterrupted operation of our computer and communications systems. A significant portion of our production, inventory management, packaging, labeling and shipping processes are performed in a single production and fulfillment center located in Louisville, Kentucky and such single location reliance presents risks. In addition, substantially all of the computer hardware necessary to operate our principal websites is located at third-party hosting facilities in Las Vegas, Nevada and hosted through Amazon AWS. These facilities are susceptible to damage or interruption from human error, fire, flood, ice storms, power loss, insufficient power availability, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. In addition Louisville, Kentucky, our principal production site, is particularly susceptible to flooding and extreme weather patterns. Our production operations are dependent on order management and other automation software systems that may be especially subject to human error in programming. For example, in December 2013, we experienced issues related to modifications made to order management software at our Kentucky production facilities which resulted in delayed orders and increased costs for a period of time during our peak season and significantly impacted results of operations for the quarter.
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
Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of September 30, 2015, we had nine issued patents and two patents pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.
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
In addition to the potential infringement claims described above, we may be involved in claims, suits, government investigations, and regulatory proceedings arising in the ordinary course of our business, including actions with respect to privacy, data protection, law enforcement, taxes, labor and employment claims as well as stockholder derivative actions, class actions lawsuits and other matters.
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
We have previously disclosed a material weakness in our internal control over financial reporting which management believes has been fully remediated. Should we have inadequately remediated this material weakness or should we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and processes, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.
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
We believe that as of December 31, 2014 that the balances are properly stated. After detecting the material weakness, additional close procedures were performed, including a full review of the vendors associated with the misstatement, (which are an isolated subset of the total population relating to international vendors) and an updated reconciliation process. Management has specifically tested the revised processes and key controls over accounts payable for the first three quarters of 2015 and concludes those processes are effectively operating as of September 30, 2015, Therefore, management has concluded the previously reported material weakness has been remediated. However, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
If we are unable to successfully improve internal controls, or detect weaknesses or errors in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected as well as our ability to attract investors in our stock.
We have implemented and continue to adopt measures to improve our internal controls. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. As discussed above, we had identified a material weakness in our internal controls over financial reporting for the years ended December 31, 2013 and December 31, 2014, which was remediated as of September 30, 2015. In addition, we have in the past experienced deficiencies in internal controls, and while the dollar amounts involved were not material and we believe we have remediated these deficiencies, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a revision or restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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
We account for unredeemed gift cards, gift certificates, and flash deal promotions through group-buying websites and merchandise credits based on historical redemption data. In the event that our historical redemption patterns change in the future, our estimates for redemption would change, which would affect our financial position or operating results. Further, in the event that a state or states were to require that the unredeemed amounts be escheated to such state or states, our business and operating results would be harmed. As mentioned above, we also participate in flash deal promotions through group-buying websites such as Amazon Local. Due to the emerging development of this business model, the terms and conditions of these programs continue to evolve and the taxation, legal and other potential regulatory implications of these sales activities have yet to be fully settled. Based on the terms of the agreements that we have entered into to date, and based on management’s judgment in the evaluation of the criteria in the authoritative accounting guidance, we have concluded that we are the primary obligor in these transactions and have recorded revenues on a gross basis and the fees retained by the group-buying website as sales and marketing expense. We will continue to evaluate changes in the terms and conditions of these programs, or changes in accounting guidance in determining our accounting for these programs. There can be no guarantee that the legal, accounting and customer service approaches we have taken to these programs will be deemed appropriate in the future. Changes in the terms and conditions of these programs or our evaluation of our performance obligations and associated tax, escheatment and other obligations associated with these programs could have a material adverse effect on our business, operating results or financial position or otherwise harm our business.
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
For example, from March 29, 2012 through December 31, 2014, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of December 31, 2014 and September 30, 2015, our stock price closed at $2.35 and $4.29, respectively.
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
In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Share repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 30, 2015	69,368	$4.43	69,368	$13,164
August 1 - 31, 2015	51,485	$4.39	51,485	$12,938
September 1 - 30, 2015	27,530	$4.40	27,530	$12,817
Total	148,383	$4.41	148,383

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)	Asset Purchase Agreement, dated as of August 24, 2015, by and between CafePress Inc. and its Subsidiary EZ Prints, Inc. and EZ Prints Holdings, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on August 25, 2015, and incorporated by reference herein.

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

Date: November 13, 2015	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
Garett Jackson

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)	Asset Purchase Agreement, dated as of August 24, 2015, by and between CafePress Inc. and its Subsidiary EZ Prints, Inc. and EZ Prints Holdings, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on August 25, 2015, and incorporated by reference herein.

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