Form 10-K
period 2015-12-31
CAFEPRESS INC.
filed 2016-03-30
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $32,909,000 based upon the closing price of $4.50 of such common stock on the NASDAQ Global Select Market on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2015 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 18, 2016, there were 16,768,736 shares of the common stock of the registrant outstanding.
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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Except for the historical financial information contained herein, this annual report on Form 10-K (the “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our strategy, including our focus on simplifying our business, simplifying product offerings, plans to stabilize revenue, rebuilding the user experience, creating long-term customer relationships, focusing on high quality content partners, and seeking viable international channels and enhancing back end tool sets, our financial performance, including revenues, cost of revenues and operating expenses; our plans for future services and enhancements of existing services; the results of any impairment of goodwill; the anticipated impact and benefits of our recent divestitures, including streamlining of the Company’s operations; seasonal fluctuations in our business and statements about our expectations as to the variability of our growth rates from period to period; anticipated trends and challenges in our business and the markets in which we operate; customer acquisition costs as a predictor of future growth; our plans to address industry competition and related pressures; our anticipated cash needs and our estimates regarding capital requirements; our investment plans, our needs for additional financing and the potential dilutive effect thereof; our liability from user-generated content; our ability to recognize and remedy issues with internal controls; the expected results of any remediation plans; the impact of production issues and delayed orders; our responses to changing customer preferences, new technologies, requirements and industry standards; our anticipated growth strategies; our expectations with respect to raw materials, suppliers or inventory; our regulatory environment; benefit of non-GAAP financial measures; our legal proceedings to which we are a party and the impact and timing of costs related thereto; our content acquisition strategy; marketing and selling products and services beyond our existing target markets and our ability to develop new products, services and sources of revenues; our ability to protect intellectual property and other trade secrets; risks associated with our efforts to streamline our business and operations; risks related to the volatility of our stock and the impact of a large sale of stock by our stockholders and our repurchase program or any dividend program we put in place.
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

PART I

ITEM 1. Business
Overview
Founded in 1999, we completed our initial public offering in April 2012 and our common stock is listed on the Nasdaq Global Select Market under the symbol “PRSS.”
We are a leading online retailer of personalized products offering a wide variety of expressive gifts and accessories including t-shirts and apparel, mugs and drinkware, and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States based domain, CafePress.com and also operate CafePress branded websites for the markets in the United Kingdom, Canada, and Australia. We also sell CafePress branded products through other online retail partners. Our products are customized with expressive designs contributed through a variety of means including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands.

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
In November 2014, we sold the primary assets and liabilities of our online custom stationery products business, InvitationBox.com. In March 2015, we sold the primary assets and liabilities of our Art business, which included our custom canvas production and printing facility in Raleigh, North Carolina, and the front-end direct e-commerce websites for CanvasOnDemand.com, GreatBigCanvas.com, and ImageKind.com. In March 2015, we also sold the primary assets and liabilities of our Groups business, which included our printing facility used by our Logosportswear.com brand operated in Cheshire, Connecticut. In September, 2015, we sold our EZ Prints business, which included our B2B printing facility in Norcross, Georgia, and provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, including the retail website ezprints.com. We believe these divestitures are an integral part of our strategy to focus on the core CafePress.com business and to strengthen our balance sheet.

Our E-Commerce Platform Products and Services
CafePress receives content from a wide variety of sources including user-generated content, licensed content from various properties, and content from stock photo sources. These products are digitally rendered for consumers onto a variety of base goods, and the combination of the content and base good creates the range of products rendered on CafePress.com.

For CafePress.com, these products and the associated metadata will be marketed to draw both search engine traffic and direct traffic. Prices are typically set by CafePress when we control the marketing. This is what is typically called our Marketplace.

User-generated content can also be created on CafePress for personal purchase, or to be sold. If user-generated content is to be sold to others, the content generator is called a Shopkeeper, and may be paid a commission in one of two ways. The predominant method is a marketplace commission which is fairly standard for most Shopkeepers, and has the terms of the commission structure online.  The Shopkeeper can also elect to create a "Shop". The Shopkeeper can use a suite of tools to provide a unique e-commerce experience, set their own markup above our standard product pricing, and drive their own marketing. Because the Shopkeeper drives its own traffic and sets its markup for their Shop, the commission is typically higher than through the Marketplace.

Our Retail Partner Channels typically refer to the fact that we are generating revenue from sources other than on the Cafepress domain of websites.  Feeds refers to our platform for offering our more popular content and products to other e-commerce retail websites such as Amazon and Walmart. In addition, CafePress may offer its Corporate Shops tools to be used on other hosted websites in exchange for licensed content agreements that also benefit CafePress.com.

Whether sold on CafePress.com or Retail Partner Channels, the resulting order is electronically communicated to our fulfillment center in Louisville, KY, and then routed to the appropriate location to be manufactured on-demand. Most of our goods are manufactured in Louisville, KY, however we do have fulfillment arrangements with others with different product expertise, or geographical advantages such as Europe, Australia and Canada. Products are then produced, and shipped from the appropriate fulfillment location, where they are then billed to the customer's credit card.

Our strategy
Our goal is to help individuals establish connections and celebrate their identities, interests and obsessions through unique products and content. The desire to personalize products and express affinity through the things individuals surround themselves with, whether they are decorating their apparel, their home or office, remains strong, and as we improve the quality of our execution and services, we believe we can eventually capture more of that demand. Key elements of our strategy, both in 2015 and going forward, to achieve this goal include:

•
Simplify the business. Our recent divestitures allow us to focus on our core business. By concentrating on fewer production facilities, products and website brands, we believe we can improve our quality and operational efficiency more quickly.

•
Simplify Product Offerings. Our goal is to simplify and streamline our products and services, rather than trying to provide as many customizable options as possible. As a result, in 2015 we stopped producing over 200 base goods that had either low margins, low quality ratings, or little revenue. We plan to continue focusing on providing products that maximize customer satisfaction and that can be produced profitably.

•
Stabilize Revenue. With our efforts to stabilize margin nearly complete, we are now turning our focus to the revenues we believe can be generated. A combination of new sales and marketing strategies will be developed, including tools to better capitalize quickly on market opportunities without needing cumbersome IT resources to implement them.

•
Rebuild the User Experience. A key aspect of our ability to improve our retention and customer counts is to provide a site that removes as much friction from the purchasing funnel as possible. The cafepress.com site will undergo some transformation, including addressing how other devices such as tablets and mobile phones can comfortably shop the site.

•
Create long-term relationships with our customers. We are focused on increasing both the average order size and the lifetime value received from our customers. We believe we will achieve this by establishing stronger relationships with our consumers, understanding their passions and interests, and connecting with them through the media channels that are most appropriate.

•
Focus on high quality content partners. In 2015 we expanded our roster of licensed content partners as well as increased the range of content accessible on our site to attract new users. We continue to focus on film, television, sports, video game and other entertainment properties to bring content to our platform. For example, in 2015, we signed or implemented dozens of new licensed entertainment properties to make official and fan merchandise available through our platform, including The Peanuts Movie, Insurgent and Avengers 2: Age of Ultron.

•
Seek viable international channels. We intend to support profitable growth in our international channels, focusing efforts on our top international properties. As a result of this strategy, we have exited various foreign domains that required expensive translation, had low margins, and were not areas of focus for the Company.

•
Enhance Back End Tool Sets. Automating and expanding the back end tool sets is a key goal for 2016. This includes tools for various areas such as selling and marketing or finance to reduce manual processes and speed the delivery of timely information.

Competition
The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	small, traditional offline printing, gifting and souvenir businesses for apparel, accessories, home, or other customized products;

•	e-commerce companies, including large online retailers and marketplaces such as Amazon.com, Walmart.com, Target and eBay (who may also serve as our distribution partners);

•
online providers of customized products such as RedBubble Inc., CustomInk LLC, Spreadshirt Inc., Threadless.com, TeeSpring or Zazzle Inc. as well as providers of distinctive goods like Etsy, Inc. or Uncommon LLC;

•	online providers allowing users to customize goods in specific vertical markets, such as Cimpress N.V. for small businesses and Shutterfly, Inc. or SmugMug, Inc. for photographic products;

•	physical and catalog retailers of personalized merchandise such as Red Envelope and Things Remembered; and

•	small, but numerous, online providers who address niche customization services and product offerings, enabled by advances in digital printing technologies.

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

Intellectual property
We rely primarily on a combination of patents, trade secrets, trademarks and copyrights, as well as employee and third-party confidentiality and invention agreements to safeguard our intellectual property. As of December 31, 2015, we had seven issued patents, and one patent application pending in the United States, generally covering our e-commerce services or proprietary printing and decorating services and our online platform for designing and generating framed products. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe may ultimately provide significant competitive advantages.
As of December 31, 2015, we held 21 U.S. trademark registrations (some of which are registered in multiple classes), which include, among others, CAFEPRESS.COM, CAFEPRESS, and the “cafepress” logo. We are in the process of registering additional trademarks supporting our business and we also claim common law trademark rights in numerous trademarks. We have registered our CAFEPRESS.COM and CAFEPRESS trademarks in numerous countries in Africa, Asia, Australia, Europe and North America. Several trademarks were included in the assets recently divested, including, but not limited to CanvasOnDemand, GreatBigCanvas, LogoSportswear, InvitationBox and EZPrints.
Our patents expire at various times between November 2025 and June 2031. In addition, in accordance with U.S. federal trademark law, our registered trademarks are registered for an initial period of 10 years, subject to subsequent 10-year renewal periods. We currently intend to maintain the registration of our trademarks indefinitely. We also register trademarks in dozens of international jurisdictions and likewise plan to renew our trademark registrations indefinitely wherever we conduct business. In the ordinary course of our business, we enter into hundreds of license agreements with content partners for the license of published entertainment content and consumer brands. We are not dependent on any specific content license agreement in the conduct of our business. We also license various forms of third-party technologies in the provision of our e-commerce services. We believe we have multiple sources for third-party technologies used in our business, and if we were to change licensor's for any reasons, it would result in minimal disruption to our operations, if any.

Our standard content license agreement is typically for a term of three years, subject to termination in the event of an uncured material breach of either party and renewable for one year terms thereafter. Our third-party technology licenses are typically for a term of one to two years, with optional renewal clauses upon mutual agreement of the parties.
We also rely upon certain unpatented proprietary manufacturing expertise, licensed third-party technologies, continuing technological innovation and other trade secrets to develop and maintain our competitive position. For certain of our proprietary know-how and processes, we rely on trade secret protection and confidentiality and invention agreements to safeguard our interests. We believe that many elements of our system, including technical processes, equipment and system designs, algorithms and procedures, which relate to our software controls, manufacturing process and methods of system design involve proprietary know-how, technology or data that are not covered by patents or patent applications. We have taken security measures to protect these elements. For example, all of our research and development personnel are required to enter into proprietary information and inventions agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into non-disclosure agreements before we disclose any sensitive aspects of our technology, proprietary processes, sales data or business plans.

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

Employees
As of December 31, 2015, within our continuing operations we had 357 full-time employees, including 173 in production and operations, 70 in engineering, 76 in sales and marketing and 38 in general and administrative.
In addition, each year during our fourth quarter, we hire significant numbers of short term seasonal employees through temporary staffing agencies. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced a work stoppage.

Corporate and available information
CafePress Inc. was incorporated in Delaware in 1999. We completed an initial public offering of our common stock in April 2012 and our common stock is traded under the NASDAQ Global Select Market symbol “PRSS.” We maintain our headquarters in Louisville, Kentucky as well as a satellite office housing certain marketing, development, and finance personnel in Hayward, California.

Our website is www.cafepressinc.com and our website's investor relations page is investor.cafepress.com. We make available free of charge, on or through our website's investor relations page, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this report. We have adopted a code of ethics applicable to our senior financial officers which is available free of charge, on or through our website’s investor relations page.
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

•	the gain, loss, success, or delay of significant strategic relationships and partner programs;

•
the development of, or changes to, new technologies and platforms for Internet use, such as mobile, and evolving marketing methods such as social media, flash promotions and any changes in website traffic acquisition algorithms, policies or practices supporting such development;

•	conversion rates of website traffic, including the impact on conversion rates from increased traffic from mobile devices as compared to desktops or tablets;

•	our ability to provide accurate search results and recommendations and to deliver long-tail content to our e-commerce partners;

•	litigation and associated risks and expenses, including extraordinary expenses related to litigation and settlement costs;

•	concerns about the data security of consumer personal information run through our e-commerce services and their vulnerability to attack and intrusions;

•	any production issues which may in turn result in delayed orders or increased costs; and

•	fluctuations in the cost of raw materials and inventory.

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
As of December 31, 2015, we had goodwill of $20.9 million. Goodwill impairment analysis and measurement is a process that requires significant judgment. In addition to our annual goodwill impairment test at July 1, 2015, we have carried out additional goodwill impairment tests as of March 31, 2015, June 30, 2015, and September 1, 2015 due to the divestiture of our Art, Groups, and EZ Prints businesses in the first nine months of 2015. These tests have indicated that there was no impairment as of those dates. Our stock price has declined since our September 1, 2015 impairment test. We consider this decline temporary in nature as there were no material changes in our operations that caused such decline. Financial and credit market volatility directly impacts fair value measurement through our company’s estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. continued adverse market conditions could have a further impact on the fair value of our reporting unit that could result in future impairments of goodwill, intangible and other long-lived assets.
A sustained decline in our stock price and resulting market capitalization, delays in expected new business opportunities associated with retail distribution channels and our CafePress Services partnerships, unforeseen losses of any significant existing retail distribution channel partners, our inability to achieve planned profitability improvements in 2016 or beyond, or significant changes to our profitability resulting from the risk factors mentioned above or throughout this section, could result in impairment of a material amount of our $20.9 million goodwill balance in the future. In addition, any future downturn in our business, slower than expected growth of new business opportunities associated with retail distribution channels or our CafePress Services partnerships, failure to achieve planned profitability improvements in the future, changes in market conditions or a sustained decline in the market price of our stock may result in an impairment of goodwill and the recognition of resulting expenses in future periods, which in turn could materially and adversely affect our results of operations for those periods.
We depend heavily on the continued success of our core business of selling user-designed products on CafePress.com, and any event that adversely affects our sales of user-designed products could harm our business and results of operations.
A significant proportion of our revenue is derived from the online sale of user-designed products through CafePress.com and through distribution channels derived therefrom. As a result, the continued performance of our marketplace is dependent on continued flow of user-generated content into the creation of products. We expect that the sales of user-generated design products will continue to comprise a majority of the revenue of our business. Our users rarely exclusively use our e-commerce platform to sell their designs. Users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and thus affecting future growth of our marketplace revenue. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. Our tools and platform offerings may not remain competitive with those of our competitors. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to grow our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.
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
Demand for our products and services may be impacted by consumer price sensitivity. Many external factors, including our production and personnel costs, the cost of raw materials, particularly the price of cotton, content selection or consumer sentiment or spending, available product mix and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet consumers’ price expectations, we could lose customers or fail to attract new customers, which would harm our business and results of operations.
Changes in our pricing strategies across channels have had, and may continue to have, a significant impact on our revenues and net income. We frequently make changes to our pricing structure in order to remain competitive, but that may result in lower profit margins. Most of our products are also offered by our competitors. In particular, competitive offerings in apparel have put pressure on pricing and increasingly impacted sales performance in that product category. If in the future, we significantly reduce prices on our products without a corresponding increase in volume or decrease in cost of goods sold, or raise prices without maintaining the volume of goods sold, it would negatively impact our revenues and could adversely affect our gross margins and overall profitability.
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
We also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers. If more companies move into the customized products space, we will face further direct competition. Our reliance on Internet search engines and other sources of Internet and referral traffic to our e-commerce sites, such as Google, Bing and Facebook, impacts both the way we do business and our performance against competitors. Changes to their practices could drive traffic to our competitors and away from our e-commerce sites in ways we may not anticipate or that will cause us to expend further resources to successfully compete. The shift to mobile site access for e-commerce sites also presents challenges for us as we cope with shifting traffic patterns. Some of our current and potential competitors have significantly greater financial, marketing and other resources than us, including significant brand recognition, sales volume and customer bases. In addition, other online retailers may be acquired by, receive investment from or enter into strategic relationships with well-established and well-financed companies or investors which would strengthen their competitive positions.
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
We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brand is critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve for varying multi-channel experiences;

•	our ability to increase brand awareness among existing and potential strategic distribution channels, corporate partners and consumers through various means of marketing and promotional activities;

•	our ability to retain and expand our network of buyers and sellers through developing Internet communication methods, such as mobile platforms and social media channels;

•	the efficiency, reliability and quality of our products, services and retail websites, or marketplace, experiences; and

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
We obtain content for our websites and our products from multiple sources, including our user designers, to whom we may pay fees on any subsequent sales of products created with such content. We also rely on entertainment, publishing and corporate content provider sources to generate content for our products and services. Due to designer relationship issues, including compensation provided by us compared to that provided by our competitors, users may decrease or cease providing content to our websites in the future. We face challenges in managing the payment infrastructure and taxation implications of these transactions and expect to continue to do so in the future as competitive pressures or new regulatory or other issues arise.
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
We believe we will need to address additional markets and sales channels, and attract new business partners, content providers and consumers to grow our business. To access new sales channels, we must build and maintain new processes in which to feed our product catalogues to corporate distribution partners. To access new markets and consumers, we will need to develop, market and sell new products and services. There is no guarantee we will be successful in this expansion. We continually seek to offer our array of e-commerce customization and products and services to new customers in existing channels and to expand the reach of our distribution channel partnerships. If we are unsuccessful in expanding the scope of those relationships, we may not grow our operations and businesses as fast as we would like.
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
We are highly dependent on the executive leadership of members of our senior management and key employees as our success depends, in large part, on their continued contributions and strategic vision. In addition, we have not entered into long-term employment agreements or non-compete agreements with members of our senior management team. Our employees can terminate their employment with us at any time. The loss of members of our senior management team or key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

If we are unable to attract, train, integrate and retain qualified personnel with relevant corporate, industry and operational expertise, we may be unable to effectively execute our business plan or maintain or, in the future, expand our operations, which in turn would harm our business.
Our future success will depend in part on our ability to retain key managers or employees and to identify, hire and retain additional personnel to support our business and its growth. Our finance, legal and engineering staff are key to the maintenance of our compliance and public company status. Our retail e-commerce sites depend on the sales and marketing talent of our retail operations staff. Our production facilities also depend on skilled personnel trained in our proprietary printing and production techniques and others knowledgeable about back end operations of the online retail industry. Our future success depends, to a significant extent, on our ability to attract, train, integrate and retain qualified personnel with relevant experience and skill sets. Recruiting and retaining capable personnel, particularly those with expertise in the retail, e-commerce and printing industries, is vital to our success. If we are unable to attract and retain qualified personnel for each of our e-commerce sites, our business may suffer.
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
Internet business models and the online content distribution generally are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites and systems. Such systems include complex interactions of our proprietary software tools, such as designer and builder software and content review tools, data storage and reporting, order management and plant printing automation software. Like all systems, failures or errors made in the maintenance or operation of those systems could lead to operational and logistics challenges or lost, cancelled or delayed orders, which in turn could lead customers to make alternative choices in a provider of custom goods. The development of our websites and other proprietary technology entails significant technical and business risks. We may be unable to use new technologies or systems to effectively adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially adversely affected.
If we are unable to successfully address the rapidly evolving market for transactions on mobile devices, our results of operations may suffer.
Mobile devices are increasingly used for e-commerce transactions. A significant and growing portion of our users access our platforms through mobile devices. We may lose users if we are not able to continue to meet our users’ mobile and multi-screen experience expectations. The variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. In addition, a number of other companies with significant resources and a number of innovative startups have introduced products and services focusing on mobile markets.
Our ability to successfully address the challenges posed by the rapidly evolving market for mobile transactions is crucial to our continued success, and any failure to continuously increase the volume of mobile transactions effected through our platforms could harm our business.
Our business model focuses on user-generated content and as a result, controversial political and social expressions appear on our site that may impact our brand name or with which current or potential customers or business partners may not wish to be associated.
We have built our business by providing consumers an outlet for self-expression through unique or customized goods that they can share with their friends, their communities and the world. Our service is often used for the expression of political and cause-related issues that may generate strong opinions on many sides of a given issue, including in other customers and potentially with the business partners who supply us with content or inventory and to those who choose to invest in our company. As a result, our websites frequently attract the attention of media outlets that may not understand the user-generated nature of our business model and attribute sentiments expressed by our users to our company or its management team. Additionally, because our service provides a platform for the expression of controversial ideas and humor, our site could be the target of negative social media or petition campaigns, computer attacks or boycotts by well-organized special interest groups or filtered by foreign countries, which may adversely impact our growth and operations. Our distribution and channel partners may likewise become uncomfortable with aspects of our user-generated content business model in light of their own content usage policies and may cut back or refuse to display our products or otherwise limit our merchandising opportunities thus impacting our results of operations. We believe we must maintain a balance among the encouragement of self-expression in our users that creates a content-rich experience, the needs and concerns of our business partners and our mutual desire to protect our brand and our companies. If we fail to maintain this balance and lose partners, customers, or potential customers due to judgments made about the content on our websites, or conversely if we alienate corporate partners or businesses who wish to employ our customization services for their content or products without fear of negative reflection on their brand images, we risk damage to our brand and reputation and ultimately our business and results of operations.
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
We also maintain offices and operations in Northern California, an area where the risk of an earthquake is significant due to the proximity of major earthquake fault lines. Any catastrophic loss to any of these facilities would likely disrupt our operations, delay production, shipments and revenues and result in significant expenses to repair or replace the facility. Our business interruption insurance may be insufficient to compensate us for losses that may occur, particularly from interruption due to an earthquake, which is not covered under our current policy. Any interruptions in our production, fulfillment center or systems operations, particularly for any significant period of time, could damage our reputation and brand and substantially harm our business and results of operations.
Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers as a result.
We largely rely upon third-party carriers such as Federal Express, Inc., or FedEx, and United Parcel Service, or UPS, for timely delivery of our merchandise shipments, particularly in the United States where the majority of our sales occur. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. We do not have a long-term agreement with any other third-party carriers, and we cannot be sure that our relationships with FedEx or UPS will continue on terms favorable to us, if at all. If our shipping relationships are terminated or impaired or if our carriers are unable to deliver merchandise for us, we would be required to use alternative carriers for the shipment of products to our buyers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

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
Despite our status as a service provider and not a publisher, we also face allegations of infringement and potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. In addition, a number of our entertainment, publishing and corporate content providers impose limitations and conditions on our use of their licensed content, and our failure to implement and abide by these terms could result in our loss of these licenses, damages to our reputation and potential liability for breach of contract and copyright or trademark infringement. In particular, any legislative developments or litigation outcomes in copyright law under the Digital Millennium Copyright Act that negatively impact our protections from liability for infringement could have consequences for us in our operations and increase litigation costs for the defense of any litigation that might arise due to such changes or developments.
We maintain strict content usage policies that are frequently evaluated and updated and we maintain processes that review uploaded content for compliance with our terms of service and other policies. We also require users uploading content to attest that they have all necessary rights to upload content to our service and further require such users to indemnify us in the event that claims are made against us relating to such content. We maintain a content review process that includes evaluation and take-down of uploaded content on our site that fails to meet our policies and compliance with all safe harbors under relevant laws. Nevertheless, we receive significant volumes of cease and desist demands on a regular basis with respect to claims of intellectual property infringement and violation of the rights of third parties, such as rights of privacy and publicity, and expect this may grow with the volume of content made available through our service. We maintain an active dispute resolution process for intellectual property rights claimants so that allegations of infringement can be resolved expeditiously. Notwithstanding our efforts to monitor and manage content and promptly resolve all issues, these measures may not be effective in removing violative content nor sufficient to shield us from potential liability, including situations where users do not have the financial ability to fully indemnify us against liabilities.

Despite our status as a service provider and not a publisher, we are exposed to risks associated with varying laws in other jurisdictions, including heightened risk of secondary liability on defamation suits in the United Kingdom and increased statutory penalties available for alleged trademark infringement in Germany. Further, we maintain relationships with law enforcement agencies to manage issues related to child pornography or other illegal uses of our service and must monitor our services for such impermissible, unauthorized and illegal activities. We also may be subject to subpoenas or other law enforcement or regulatory requests for information about our users or our website’s services and the handling of such information requests may expose us to risk of suit from our users if not correctly and consistently managed in light of applicable law and consumer expectations of data privacy and judicial action or regulatory enforcement is not processed with appropriate alacrity.
Failure to protect confidential or personally identifiable information of our customers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation and brand and substantially harm our business and results of operations.
A significant challenge to e-commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. A majority of our sales are billed to our customers’ credit card accounts directly, orders are shipped to a customer’s address, and customers log on using their email address. In addition, some online payments for our products are settled through third-party online payment services. In such transactions, maintaining complete security for the transmission of confidential information on our websites, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintain consumer confidence. We have limited influence over the security measures of third-party online payment service providers. In addition, we hold certain private information about our customers, such as their names, addresses, phone numbers and browsing and purchasing records.
We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of certain confidential information, including credit card numbers and personally identifiable customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our websites. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.
Significant capital and other resources may be required to protect against security breaches or to alleviate problems caused by such breaches. While we maintain insurance coverage at levels we deem reasonable to manage liabilities relating to potential cyber-security risks, such coverage may be inadequate to cover all losses with respect to an actual breach. The methods used by hackers and others engaged in online criminal activity are increasingly sophisticated and constantly evolving. Even if we are successful in adapting to and preventing new security breaches, any perception by the public that e-commerce and other online transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of e-commerce and other online services generally, which in turn may reduce the number of orders we receive. Any failure, or perception of failure, to protect the confidential information of our customers or our network could damage our reputation and harm our business.
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
We must anticipate the popularity of products and purchase blank inventory and secure sufficient supplies before customizing and selling them to our customers. Across our businesses, we must manage differing demand and inventory controls to accurately forecast and protect against risks. If we fail to adequately predict demand and experience an unexpected peak in production, our production times will suffer, which may result in damage to our reputation and business. For example, if we do not have an adequate supply of ink due to periods of unexpected peak demand, our ability to print and deliver products may be delayed. Conversely, any over purchase of ink or other supplies exposes us to risks of obsolete or excess inventory. Some of our contracts with suppliers contain restrictions on our ability to return products, such as caps on the amount of products that can be returned, and we may lose preferential pricing terms for such products if we exceed these caps, which could materially affect our profit margins. If we are unable to correctly predict demand for the products that we are committed to purchase, we will be responsible for covering the cost of the products that we are unable to sell, and our financial condition and results of operations would likely suffer.
We largely depend on overseas suppliers for blank inventory and if we do not appropriately manage the risks related to product safety and quality, we may face regulatory actions or recalls and our operating results will be harmed.
Manufacturers in China are the source of much of the blank inventory we utilize in the creation of customized products for sale on our websites, whether sourced from vendors directly by our supply managers or purchased through our business or fulfillment partners. Regulatory oversight of manufacturing in China is not subject to the same standards of product safety or supply chain scrutiny as may be expected in the United States. One or more of our vendors might not adhere to U.S. quality or legal standards, and we might not identify the deficiency before merchandise ships to our customers. As an example, the Transparency in Supply Chains Act of 2010 in California requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. Our distribution partners also maintain global sourcing policies with which we must comply in order to maintain business relationships. Such policies require us to monitor our supply chain and there is no guarantee we will be able to do so consistently and successfully over time and secure a price that is not otherwise damaging to our business. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brand, and could lead to an increase in customer litigation against us and an increase in our routine litigation costs. We rely on indemnities from suppliers and manufacturers with respect to the goods we customize and that protection may or may not be enough to shield us from liability for quality deficiencies. Further, any merchandise that we receive, even if it meets our quality standards, could become subject to a later recall, which could damage our reputation, our brand and our customers’ brands and harm our business. While we have never been subject to a product recall, there can be no guarantee that we will not face one in the future and the costs associated with such a recall may be substantial. Recently enacted legislation has given the United States Consumer Product Safety Commission increased regulatory and enforcement power, particularly with regard to children’s safety, among other areas. As a result, companies such as ours may be subject to more product recalls and incur higher recall-related expenses. Any recalls or other safety issues could harm our business and operating results.
Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly and time-consuming.
Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of December 31, 2015, we had seven issued patents and one patent pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.
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
We believe that as of December 31, 2014 the balances are properly stated. After detecting the material weakness, additional close procedures were performed, including a full review of the vendors associated with the misstatement, (which are an isolated subset of the total population relating to international vendors) and an updated reconciliation process. Management has specifically tested the revised processes and key controls over accounts payable for all four quarters of 2015 and concludes those processes are effectively operating as of December 31, 2015, therefore, management has concluded the previously reported material weakness has been remediated. However, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
If we are unable to successfully improve internal controls, or detect weaknesses or errors in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected as well as our ability to attract investors in our stock.
We have implemented and continue to adopt measures to improve our internal controls. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. As discussed above, we had identified a material weakness in our internal controls over financial reporting for the years ended December 31, 2013 and December 31, 2014, which was remediated as of December 31, 2015. In addition, we have in the past experienced deficiencies in internal controls, and while the dollar amounts involved were not material and we believe we have remediated these deficiencies, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a revision or restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we are not required at this time to include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Such report will be required with the filing of our 2017 Annual Report on Form 10-K. If we fail to maintain effective and appropriate internal controls over financial reporting processes or modify them as necessary to maintain such controls, investors could lose confidence in the accuracy and completeness of our financial reports. If we fail to properly manage internal operational controls across our businesses and our websites, confidence in our business and results of operations may suffer and the price of our common stock may decline. If the reliability of our internal control over financial reporting is in question, the price of our common stock may decline or be otherwise adversely affected. Such doubts about the efficacy of internal controls could also impair our ability to attract new investors and may adversely affect our ability to continue our growth and meet our forecasts.
If our management of internal controls is not effective, there may be errors in our financial information that could require a restatement or delay our SEC filings, and investors may lose confidence in our reported financial information or significantly increased costs in rectifying such issues, which could lead to a decline in our stock price.
We have incurred and may continue to incur high corporate governance costs to ensure our controls practices meet the required standards. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information or cause us to incur material increase in the costs associated with our corporate governance. Any such delays or restatements could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. Any dramatic increased costs could impact our results in operations and stock price could be materially adversely impacted.

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
United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to affiliate marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. In recent years, numerous bills have been introduced in the U.S. Congress, including the Marketplace Equity Act and the Marketplace Fairness Act, reintroduced in 2013, which covered similar subject matters. That bill passed the U.S. Senate in May 2013, then stalled in the House and committee and no further action was taken by the 113th Congress. In March of 2015, the Marketplace Fairness Act of 2015 (a slightly modified version of the 2013 Act) was again introduced in the Senate. That Bill was referred to the Committee on Finance and no further Action has been taken by the 114th Congress. On June 15, 2015 an analogous bill - The Remote Transactions Parity Act of 2015 - was introduced in the House of Representatives. In July 2015, the House Bill was referred to the House Subcommittee on Regulatory Reform, Commercial and Antitrust Law and no further action has yet been taken. We expect similar bills to continue to be introduced in the future covering similar subject matters. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business on a go forward basis.
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

For example, from March 29, 2012 through December 31, 2015, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of December 31, 2014 and December 31, 2015, our stock price closed at $2.35 and $3.84, respectively.
We have a relatively small public float, which may further contribute to volatility in our stock price.
We have a relatively small public float due to the ownership percentage of our executive officers and directors and greater than 10% stockholders. In addition, in May 2015, the Company announced a share repurchase program approved by the Board of Directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of 3,500,000 shares of its common stock from time to time through April 30, 2016. Through December 31, 2015, 931,664 shares had been repurchased, and 2,568,336 shares remained available for purchase under this program. As a result, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other significant stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.
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
In addition to the effect that the concentration of ownership by our officers, directors and significant stockholders may have, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change of control. These provisions may discourage, delay or prevent a change in our ownership or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions as set forth in our amended and restated certificate of incorporation or amended and restated bylaws include:

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
Our stock price has been volatile historically, and may continue to be volatile. Further, sales of our common stock by stockholders with significant holdings may cause the price of our common stock to decrease.
The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements by us or our competitors, including announcements relating to strategic decisions or key personnel, service disruptions, changes in financial estimates and recommendations by security analysts, the operating and stock price performance of other companies that investors may deem comparable to us, volatility in the financial markets and news reports relating to trends in our markets or general economic conditions. The impact of these events and factors on our stock price is amplified by the relatively low number of our shares on the market.
In addition, several of our stockholders own significant portions of our common stock. If these stockholders were to sell all or a large portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.
Repurchases of our common stock or other investments we may make may not prove to be the best use of our cash resources.
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in 2015, we have repurchased an aggregate of 931,664 shares for a total of $4.2 million. We are authorized to repurchase up to 3.5 million shares of common stock under the repurchase program, which terminates in May 2016.
These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
In addition, we have used in the past, and may use in the future, our cash and cash equivalents to make investments in certain businesses and ventures as our management thinks appropriate. These investments may decline in value after they are made or we may entirely lose the cash associated with the investment.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
Facilities
As of March 30, 2016, our properties consisted of the following locations:

Principal use	Location	Square footage	Lease expiration
Corporate offices (1)(4)	Hayward, California	10,995	February 1, 2019
Corporate offices and production facilities (2)(4)	Louisville, Kentucky	195,745	July 31, 2018
Corporate offices (3)	Louisville, Kentucky	24,968	N/A
We believe that our current facilities are sufficient to meet our needs for the foreseeable future and should additional space be needed, such space can be leased on commercially reasonable terms to accommodate any future growth.

(1)	Lease agreement signed in July 2015 with a commencement date of January 1, 2016.

(2)	See Note 12, Restructuring.

(3)	Office building located on 1.61 acres of land purchased December 2015.

(4)	Leased real property.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common equity
After the pricing of our initial public offering on March 29, 2012, our common stock has traded on the NASDAQ Global Select Market under the symbol “PRSS.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated:

Fiscal Year 2014	High	Low
First Quarter	$6.80	$5.26
Second Quarter	$6.04	$5.09
Third Quarter	$5.35	$3.13
Fourth Quarter	$3.29	$1.96

Fiscal Year 2015	High	Low
First Quarter	$3.89	$2.10
Second Quarter	$5.28	$3.80
Third Quarter	$4.81	$4.08
Fourth Quarter	$4.79	$3.65
On March 18, 2016, the last sale price for our common stock on NASDAQ was $3.55 per share.
Stockholders
As of March 18, 2016, according to the records of our transfer agent, there were approximately 95 registered holders of our Common Stock excluding stockholders whose shares were held in nominee or street name by brokers.
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
Stock performance graph
We have presented below the cumulative total return to our stockholders during the period from March 29, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and assume reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among CafePress, Inc., the NASDAQ Composite Index
And the NASDAQ-100 Technology Sector Index

180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
3/30/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
PRSS
IXIC
NDXT

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
Unregistered sales of equity securities
None.

Issuer purchases of equity securities

The following table provides information regarding purchases of the Company’s common stock by the Company during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
October 1, 2015 - October 31, 2015	96,358	$4.33	96,358	$12,400
November 1, 2015 - November 30, 2015	124,425	$4.24	124,425	$11,872
December 1, 2015 - December 31, 2015	73,311	$3.99	73,311	$11,579
Total	294,094	$4.21	294,094

(a) On May 4, 2015, the Company announced a share repurchase program approved by the Board of Directors of the Company, authorizing, but not obligating, the repurchase of up to an aggregate amount of 3,500,000 shares of its common stock from time to time through April 30, 2016. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Through December 31, 2015, 931,664 shares had been repurchased, and 2,568,336 shares remained available for purchase under this program.

ITEM 6. Selected Financial Data
The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. Prior year financial statements have been recast to reflect the sale of our Invitation box.com business assets as of December 31, 2014, the sale of our Art and Groups business assets in the first fiscal quarter of 2015, and the sale of our EZ Prints business assets in the third fiscal quarter of 2015, within discontinued operations. See Note 5, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated statements of operations data:
Net revenues	$104,508	$132,054	$146,195	$148,350	$141,636
Cost of net revenues(1)	63,069	85,016	92,462	91,077	80,948
Gross profit	41,439	47,038	53,733	57,273	60,688
Operating expenses:
Sales and marketing(1)	20,485	31,488	36,003	33,141	29,574
Technology and development(1)	12,490	13,448	13,461	11,937	11,628
General and administrative(1)	12,560	18,590	12,668	13,015	11,645
Acquisition-related costs	—	50	112	719	—
Impairment charges	788	—	—	—	—
Restructuring costs	1,311	42	—	—	—
Total operating expenses	47,634	63,618	62,244	58,812	52,847
(Loss) income from operations	(6,195)	(16,580)	(8,511)	(1,539)	7,841
Interest income	64	18	40	76	56
Interest expense	(62)	(77)	(113)	(158)	(185)
Other (expense) income, net	58	6	(7)	—	—
(Loss) income before income taxes	(6,135)	(16,633)	(8,591)	(1,621)	7,712
Provision (benefit) for income taxes	128	(1,700)	6,973	(471)	2,475
Net (loss) income from continuing operations	(6,263)	(14,933)	(15,564)	(1,150)	5,237
Income (loss) from discontinued operations, net of tax	8,418	(974)	1,651	762	(1,751)
Net income (loss)	$2,155	$(15,907)	$(13,913)	$(388)	$3,486

Net income (loss) per share of common stock(2):
Basic:
Continuing operations	$(0.36)	$(0.86)	$(0.91)	$(0.08)	$0.36
Discontinued operations	$0.49	$(0.06)	$0.10	$0.05	$(0.20)
Diluted:
Continuing operations	$(0.36)	$(0.86)	$(0.91)	$(0.08)	$0.34
Discontinued operations	$0.49	$(0.06)	$0.10	$0.05	$(0.20)

Shares used in computing net income (loss) per share of common stock(2):
Basic	17,239	17,308	17,143	15,021	8,798
Diluted	17,296	17,308	17,318	15,416	9,403

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$32,663	$26,971	$32,205	$28,765	$29,700
Short-term investments	17,610	—	3,475	9,403	8,437
Working capital	40,892	39,199	10,093	13,265	17,707
Total assets	91,383	122,485	141,201	157,811	89,114
Total indebtedness	912	1,404	2,529	2,701	3,174
Convertible preferred stock	—	—	—	—	22,811
Total stockholders’ equity	70,323	70,185	82,670	92,737	25,354

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of net revenues	$163	$162	$177	$204	$136
Sales and marketing	300	359	304	515	504
Technology and development	180	280	222	226	258
General and administrative	1,063	2,000	2,172	2,317	1,319
Total stock-based compensation expense	$1,706	$2,801	$2,875	$3,262	$2,217

(2)	Please see Notes 2 and 10 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except key operating metrics) (unaudited)
Other financial and non-GAAP financial data:
Adjusted EBITDA(3):	$3,861	$(6,393)	$1,660	$7,960	$15,627
% of revenue	3.7%	(4.8)%	1.1%	5.4%	11.0%

Contribution margin(4)	$28,260	$22,751	$26,029	$32,171	$39,363
% of revenue	27%	17%	18%	22%	28%

Capital expenditures	$5,249	$5,705	$10,274	$11,012	$5,373

Key operating metrics:
Total number of orders	2,883,704	3,436,401	3,614,963	3,577,277	3,145,178
Average order size(5)	$36	$39	$40	$42	$45

(3)
Adjusted EBITDA is a non-GAAP financial measure that our management uses to assess our operating performance and it is a factor in the evaluation of the performance of our management in determining compensation. We define Adjusted EBITDA as net income (loss) less interest and other income (expense), provision for income taxes, depreciation and amortization, amortization of intangible assets, acquisition-related costs, stock-based compensation, restructuring costs, and impairment charges.

We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting net interest expense), tax positions (such as the impact on periods of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), the impact of depreciation and amortization, amortization of intangible assets, acquisition-related costs, stock-based compensation, restructuring costs, and impairment charges. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes and to incentivize and compensate our management personnel.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands) (unaudited)
Net income (loss) from continuing operations	$(6,263)	$(14,933)	$(15,564)	$(1,150)	$5,237
Non-GAAP adjustments:
Interest and other (income) expense	(60)	53	80	82	129
Provision (benefit) for income taxes	128	(1,700)	6,973	(471)	2,475
Depreciation and amortization	6,251	7,294	7,184	5,518	5,569
Stock-based compensation	1,706	2,801	2,875	3,262	2,217
Acquisition-related costs	—	50	112	719	—
Impairment charges	788	—	—	—	—
Restructuring costs	1,311	42	—	—	—
Adjusted EBITDA	$3,861	$(6,393)	$1,660	$7,960	$15,627

(4)
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

The following table presents the calculation of contribution margin from continuing operations for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011

Net revenues	$104,508	$132,054	$146,195	$148,350	$141,636
Cost of net revenues	63,069	85,016	92,462	91,077	80,948
Gross profit	41,439	47,038	53,733	57,273	60,688
Non-GAAP adjustments:
Add: Stock-based compensation	163	162	177	204	136
Less: Variable sales and marketing costs	(13,342)	(24,449)	(27,881)	(25,306)	(21,461)
Contribution Margin (from continuing operations)	$28,260	$22,751	$26,029	$32,171	$39,363

(5)
Average order size is calculated as billings for a given period divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Strategic Transactions

EZ Prints business asset sale
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZ Prints Holdings, Inc. (“EZP Holdings”). Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement. Total consideration for the sale was $0.6 million, of which $0.1 million has been received and $0.5 million is in the form of a non-interest bearing note receivable due on or before December 31, 2018. As part of the closing of the sale, we agreed to pay a current obligation of $1.25 million to one of EZ Prints' current customers.
In connection with the EZ Prints asset purchase agreement, we entered into a transition services agreement with EZP Holdings for a maximum period of one year from the closing date, a license agreement whereby we continue to have the right to use certain software, and cross fulfillment agreements whereby each party agrees to fulfill certain products for the other party.

Groups business asset sale
On March 6, 2015, we completed the sale of our Groups business, which provided personalized apparel and merchandise for groups and organizations through our e-commerce websites (“Groups”), pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”). We received proceeds of $9.2 million, net of expenses, of which $1.0 million is in escrow for our indemnification obligations pursuant to an escrow agreement between us, Logo Sportswear and the escrow agent.
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

Art business asset sale
On March 1, 2015, we sold our Art business, which enabled users to transform photographs and images into canvas works of art, pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”). We received proceeds of $28.5 million, net of expenses, of which $2.4 million is in escrow for its indemnification obligations pursuant to an escrow agreement between Circle Graphics, the escrow agent, and us.
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
Invitationbox.com business asset sale
On November 5, 2014, we entered into an asset purchase agreement with Phoenix Online LLC, a related party who subsequently separated from CafePress, which sold certain assets and liabilities of our InvitationBox.com business for a nominal amount of cash and quarterly revenue share payments equal to: a) 5% of the gross revenue generated by the InvitationBox.com business for a period of five years; b) 3% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for our guaranty of a certain assumed lease for up to $900,000; and c) 2% of the gross revenue generated by the InvitationBox.com business for a period of five years as consideration for certain transition services to be provided by us. If and when such corporate guaranty is released or the underlying lease is terminated, and/or the transition services end then the additional cash revenue payments will cease.
The divested businesses together represented approximately 43% of our total revenue in 2014. We believe these strategic steps will provide us the resources required to focus on improving our core business, further enhance stockholder value and strengthen our balance sheet.
The consolidated statements of operations for all periods presented have been recast to reflect the sale of our Invitation box.com business assets in 2014, the sale of our Art and Groups business assets in the first fiscal quarter of 2015, and the sale of our EZ Prints business assets in the third fiscal quarter of 2015 within discontinued operations. Results of discontinued operations are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented, unless otherwise noted. See Note 5, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

As previously disclosed, our Board of Directors authorized the review of various strategic alternatives to streamline our operations, unlock shareholder value and strengthen our balance sheet, and retained Raymond James & Associates as our exclusive independent financial advisor to assist the Board of Directors in this review. The closed divestitures of our Art, Groups and Invitation Box.com businesses are the successful result of our formal strategic evaluations process, which is now complete. Additionally, we divested our EZ Prints business in September 2015 using internal management resources as this divestiture was not part of the scope of our agreement with Raymond James. There are no additional planned divestitures being considered by management.

Our Business
We are a leading online retailer of personalized products offering a wide variety of expressive gifts and accessories including t-shirts and apparel, mugs and drinkware, and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States based domain, CafePress.com, and also operate CafePress branded websites for the markets in the United Kingdom, Canada, and Australia. We also sell CafePress branded products though other online retail partners. Our products are customized with expressive designs contributed through a variety of means including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands.
Our facility in Louisville, Kentucky has innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order. Our proprietary processes enable us to produce a broad range of merchandise efficiently, cost effectively and quickly. We also maintain a network of third-party contract manufacturers to produce customized products on our behalf to satisfy demand for certain product lines or for geographic considerations.
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
Our consumers and content owner customers are increasingly accessing e-commerce sites from their mobile devices. This shift to mobile site access presents challenges for us as we cope with shifting traffic patterns, and we have experienced lower conversion rates on traffic from mobile devices. We expect that this shift to mobile site access will continue for the foreseeable future.
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
We monitor several key operating metrics including (from continuing operations):

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2014	2014	2014	2014	2015	2015	2015	2015
Key operating metrics:
Total number of orders	649,016	734,775	659,566	1,393,044	616,938	608,956	566,540	1,091,270
Average order size	$42	$39	$39	$37	$36	$36	$35	$36

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

Basis of presentation
Net revenues
We generate revenues from online transactions through our e-commerce websites and through our partners' websites.
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
We have entered into arrangements with certain customers to provide fulfillment services under which we are not the primary obligor. These arrangements constitute a smaller component of our business. We consider ourselves as acting as an agent in such transactions. The net fees received on such transactions are recorded as revenues.
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
Operating expenses
Operating expenses consist of sales and marketing, technology and development, general and administrative expenses and acquisition-related costs, impairment charges, and restructuring costs.
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
We have fulfilled our obligations related to our previous acquisitions and therefore maintained no accrual for performance-based contingent consideration payments as of December 31, 2015 and 2014.
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

We recognized breakage revenue for flash promotions of $0.2 million, $0.7 million and $0.7 million and the associated direct sales commission of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. This increased operating income by $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
As of the date of our annual goodwill impairment tests in 2015, we determined we had one operating segment and one reporting unit, which is consistent with 2014.
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
As of December 31, 2015, our market capitalization was approximately $64.4 million compared to our carrying value of $70.3 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment as this shortfall is considered to be a temporary event. In addition, since September 1, 2015, the date of our last goodwill impairment analysis, there have been no material changes to our operations or our financial forecasts, and we exceeded our fourth quarter Adjusted EBITDA (see definition on page 34) target. Subsequent to the end of the year and up through March 22, 2016, the market price of the Company's stock fluctuated from a high of $3.99 on February 25th to a low of $3.11 on January 19th. Management believes this short-term volatility represents the temporary nature of our market capitalization as of December 31, 2015, and does not warrant an additional triggering event.
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
In connection with the sale of the InvitationBox.com, Art and Groups businesses, the Company eliminated $18.9 million of goodwill in 2014. In 2015, $0.4 million of Goodwill was added back due to an adjustment to the final sales price of the Art business.

Income taxes
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filings basis of existing assets and liabilities are expected to reverse.
During the quarter ended December 31, 2013, we recorded a non-cash income tax provision of $9.3 million to establish a valuation allowance, and further increased the valuation allowance to $11.4 million as of December 31, 2015.
Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.
During the quarter ended December 31, 2015, we weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses and a forecast that projected future losses from operations in 2016, which we considered significant verifiable negative evidence. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
Stock-Based Compensation Expense
We measure our stock based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.
We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price using historical and implied volatility and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

Results of operations
The following table presents the components of our statement of operations as a percentage of net revenues:

	Year Ended December 31,
	2015	2014	2013
Net revenues	100%	100%	100%
Cost of net revenues	60	64	63
Gross profit	40	36	37
Operating expenses:
Sales and marketing	20	24	25
Technology and development	12	10	9
General and administrative	12	14	9
Acquisition-related costs	—	—	—
Impairment charges	1	—	—
Restructuring costs	1	—	—
Total operating expenses	46	48	43
Income (loss) from operations	(6)	(13)	(6)
Interest income	—	—	—
Interest expense	—	—	—
Other (expense) income	—	—	—
Loss before income taxes	(6)	(13)	(6)
Provision (benefit) for income taxes	—	(1)	5
Net loss from continuing operations	(6)%	(11)%	(11)%
Effective tax rate	(2.1)%	10.2%	(81.2)%

Comparison of the years ended December 31, 2015 and December 31, 2014
The following table presents our statements of operations for the periods indicated:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$104,508	$132,054	$(27,546)	(21)%
Cost of net revenues	63,069	85,016	(21,947)	(26)
Gross profit	41,439	47,038	(5,599)	(12)
Operating expenses:
Sales and marketing	20,485	31,488	(11,003)	(35)
Technology and development	12,490	13,448	(958)	(7)
General and administrative	12,560	18,590	(6,030)	(32)
Acquisition-related costs	—	50	(50)	(100)
Impairment charges	788	—	788	NM
Restructuring costs	1,311	42	1,269	NM
Total operating expenses	47,634	63,618	(15,984)	(25)
Loss from operations	(6,195)	(16,580)	10,385	(63)
Interest income	64	18	46	256
Interest expense	(62)	(77)	15	(19)
Other (expense) income, net	58	6	52	867
Loss (income) before income taxes from continuing operations	(6,135)	(16,633)	10,498	(63)
Provision (benefit) for income taxes	128	(1,700)	1,828	(108)
Net loss from continuing operations	$(6,263)	$(14,933)	$8,670	(58)%
NM = Not meaningful
Net revenues
Net revenues decreased $27.5 million, or 21%, in 2015 compared to 2014. The change in revenue resulted from a decline in orders primarily within our CafePress.com marketplace and in our international domains. In addition, revenues within our Retail Partner Channel declined modestly compared to 2014. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses intended to maximize profit margins. The decline in international revenue is due in part to a reduction in the number of international website domains that we maintain which occurred in the first quarter of 2015. Throughout 2015, net revenues were negatively impacted by the continued shifts in customer behavior resulting in a shifting traffic mix toward mobile devices. Within our Retail Partner Channel, growth in net revenues from our retail partner feeds was more than offset by a decline within our Corporate Shops platform. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $21.9 million, or 26%, in 2015 compared to 2014. As a percentage of net revenues, cost of net revenues was 60% in 2015, compared to 64% in 2014. Changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes have yielded improvements in gross profit margins. Within cost of net revenues, materials, shipping, and labor decreased as a percentage of net revenues by approximately 2.9 percentage points. As a percentage of net revenues, commission expense also decreased by approximately 1.1 percentage points. Production overhead remained flat as a percentage of net revenues compared to last year despite the decline in revenue.

Sales and marketing
Sales and marketing expenses decreased $11.0 million, or 35%, in 2015 compared to 2014. Sales and marketing expenses were 20% of net revenues in 2015 compared to 24% in 2014. The decrease in absolute dollars in sales and marketing expenses consists of an $11.1 million decline in variable expenses, partially offset by a $0.1 million increase in fixed expenses. The decline in variable expenses was primarily due to lower keyword and online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, variable expenses also declined due to lower customer service costs, and a decrease in credit card processing fees. The increase in fixed costs is due primarily to increased spending on marketing services related to our brand development and customer retention initiatives.
Technology and development
Technology and development expenses decreased $1.0 million, or 7%, in 2015 compared to 2014. Technology and development expenses were 12% of net revenues in 2015 compared to 10% in 2014. The decrease in absolute dollars is primarily due to a $0.9 million decrease in depreciation expense and a $0.7 million decrease in our co-location facility hosting and data costs. These declines more than offset $0.5 million of increased personnel expense primarily caused by a decline in the amount of labor spent on capitalizable development projects.
General and administrative
General and administrative expenses decreased $6.0 million, or 32%, in 2015 compared to 2014. General and administrative expenses were 12% of net revenues in 2015 compared to 14% in 2014. The decrease in absolute dollars was primarily due to a $4.0 million decline in professional services fees, consisting primarily of lower legal costs from decreased litigation activity this year. In addition, personnel-related costs declined by $2.0 million, primarily from lower stock-based compensation expense and, to a lesser extent, from one-time costs associated with the resignation of our former Chief Executive Officer in 2014.
Acquisition-related costs
There were no acquisition-related costs in 2015, compared to an expense of $50 thousand in 2014. As of December 31, 2015 we had fulfilled our obligations related to our previous acquisitions for performance-based contingent consideration payments and no remaining liability exists.
Restructuring costs
Restructuring costs were $1.3 million in 2015, compared to $42 thousand in 2014. In 2015, this expense consists of $0.8 million related to the reduction of our production capacity within our Louisville, Kentucky facility, primarily the write-off of the building, which is under a capital lease, and leasehold improvements which will no longer be in use and $0.5 million related to the early termination of our lease and the downsizing of our San Mateo, California office. Restructuring costs in 2014 related to the early termination of a facility lease.
Impairment charges
Impairment charges were $0.8 million in 2015, which related to capitalized internally developed software and website applications which are no longer being utilized. There were no impairment charges in 2014.
Provision for income taxes
The provision for income tax was $0.1 million in 2015 compared to a benefit of $1.7 million in 2014. Our effective tax rate was (2.1)% and 10.2% in 2015 and 2014, respectively. For the year ended December 31, 2015, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a full valuation allowance against our deferred tax assets. For the year ended December 31, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and a tax loss carryback generated in the period while maintaining a full valuation allowance against our deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Comparison of the years ended December 31, 2014 and December 31, 2013
The following table presents our statements of operations for the periods indicated:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands, except for percentages)
Net revenues	$132,054	$146,195	$(14,141)	(10)%
Cost of net revenues	85,016	92,462	(7,446)	(8)
Gross profit	47,038	53,733	(6,695)	(12)
Operating expenses:
Sales and marketing	31,488	36,003	(4,515)	(13)
Technology and development	13,448	13,461	(13)	—
General and administrative	18,590	12,668	5,922	47
Acquisition-related costs	50	112	(62)	(55)
Restructuring costs	42	—	42	NM
Total operating expenses	63,618	62,244	1,374	2
Loss from operations	(16,580)	(8,511)	(8,069)	95
Interest income	18	40	(22)	(55)
Interest expense	(77)	(113)	36	(32)
Other (expense) income, net	6	(7)	13	(186)
Loss before income taxes	(16,633)	(8,591)	(8,042)	94
(Benefit) provision for income taxes	(1,700)	6,973	(8,673)	(124)
Net loss from continuing operations	$(14,933)	$(15,564)	$631	(4)%
NM = Not meaningful
Net revenues
Net revenues decreased $14.1 million, or 10%, in 2014 compared to 2013. The decrease in net revenues resulted from a decline in orders primarily within our CafePress.com site, which more than offset growth within our Retail Partner Channel. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses in the third and fourth quarters of 2014. Throughout 2014 net revenues were also impacted by the continued shifts in customer behavior resulting in increased traffic from mobile devices. Within our Retail Partner Channel, growth in net revenues from new and expanded retail partner feeds more than offset a modest decline within our Corporate Shops platform. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $7.4 million, or (8)%, in 2014 compared to 2013. As a percentage of net revenues, cost of net revenues was 64% in 2014, compared to 63% in 2013. Within cost of net revenues, the variable components of materials, shipping, and labor collectively increased by approximately 1 percentage point due to changes in product mix and increases in outsourced manufacturing. Plant overhead costs increased by approximately 1 percentage point due to higher depreciation and facility rent expense and overall loss of leverage due to a decline in revenue. These increases were partially offset by a 1 percentage point decline in commission costs.
Sales and marketing
Sales and marketing expenses decreased $4.5 million, or 13%, in 2014 compared to 2013. Sales and marketing expenses were 24% of net revenues in 2014 compared to 25% in 2013. The decrease in absolute dollars in sales and marketing expenses consists of a $4.0 million decline in variable expenses and a $0.5 million decline in fixed expenses. The decline in variable expenses was primarily due to lower keyword and other online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment in the latter portion of the year. To a lesser extent, our variable expenses also declined due to lower flash deal promotion expense and a decline in affiliate commissions. The decline in fixed costs is primarily due to a reduction in personnel related expenses.
Technology and development
Technology and development expenses were essentially flat in 2014 and 2013. Technology and development expenses were 10% of net revenues in 2014 compared to 9% in 2013. In 2014, a modest decline in personnel expense caused by increased levels of capitalization of labor was offset by higher third party contractor costs and increased stock-based compensation expense.
General and administrative
General and administrative expenses increased $5.9 million, or 47%, in 2014 compared to 2013. General and administrative expenses were 14% in 2014 and 9% in 2013. The increase in absolute dollars was primarily due to a $4.3 million increase in professional services fees, consisting primarily of legal fees from increased litigation activity and accounting fees, and personnel related costs increased by approximately $1.1 million, primarily due to costs associated with the resignation of our former chief executive officer in 2014. In addition, other expenses increased by $0.4 million, primarily driven by higher insurance costs and the effect of a gain on fixed asset disposal recorded in 2013.
Acquisition-related costs
Acquisition-related costs were $50 thousand in 2014 and $0.1 million in 2013. These expenses consisted of legal and professional fees related to our acquisition activity.
Restructuring costs
Restructuring costs were $42 thousand in 2014, compared to none in 2013. Restructuring costs in 2014 related to the early termination of a facility lease.
Provision (benefit) for income taxes
The benefit from income tax was $1.7 million in 2014 compared to a provision of $7.0 million in 2013. Our effective tax rate was 10.2% and (81.2)% in 2014 and 2013, respectively. For the year ended December 31, 2014, the effective tax rate was different than the statutory tax rate primarily due to the effect of the reduction of the estimated fair value of contingent consideration and a tax loss carryback generated in the period while maintaining a full valuation allowance against our deferred tax assets. For the year ended December 31, 2013, our effective tax rate provision is higher than the statutory rate primarily due to the recording of a non-cash income tax provision of $9.3 million to establish a valuation allowance. We weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence.

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
Liquidity and capital resources
As of December 31, 2015 we had cash, cash equivalents, and short term investments totaling $50.3 million. In the first quarter of 2015, we sold the assets of our Art and Groups businesses for a total of $37.7 million, net of expenses, $3.4 million of which is being held in escrow accounts to be released to us 15 months after each respective closing date if there are no claims for indemnification outstanding against us at that time. In the third quarter, we sold the assets of our EZ Prints business for

$0.1 million in cash and a non-interest bearing note receivable for $0.5 million due in 2018. As part of the transaction, the buyer retained $3.3 million in cash and we paid a $1.25 million obligation to a current customer.
In March 2013, we entered into a loan and security agreement which provided for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs through June 2016 and which bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%.
In July 2014, we amended our loan and security agreement, which extended the maximum amount available under our revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a letter of credit in connection with our amended facility lease agreement for $1.5 million. The letter of credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same. Excluding the $1.5 million letter of credit, there were no draws against the facility as of December 31, 2015 and $5.0 million remained available.
This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at December 31, 2015, and is secured through all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
On May 4, 2015, our Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock, whichever is less, over a period of one year. As of December 31, 2015, we have used $4.2 million of cash to repurchase 931,664 shares of our common stock. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.
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
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(1,883)	$1,032	$9,717
Net cash provided by (used in) investing activities	$8,174	$(2,155)	$(4,006)
Net cash used in financing activities	$(4,277)	$(1,563)	$(3,574)
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
In 2015, $4.0 million in net income adjusted for non-cash items and a $5.8 million reduction in working capital items primarily due to the timing of vendor payments resulted in net cash provided by operations of $1.9 million. Non-cash items, which totaled $1.8 million, included impairment charges of $8.1 million, depreciation and amortization of $6.8 million, stock-based compensation of $1.8 million, amortization of intangible assets of $1.2 million, and a loss on disposal of fixed assets of $1.1 million, offset by a gain on the sale of businesses of $17.3 million. The impairment charges of $8.1 million consist of $7.3 million from the write-down of EZ Prints assets prior to its sale and $0.8 million related to the write off of capitalized website development that will no longer be used. The $1.0 million loss on the disposal of assets includes $0.8 million related to the capacity reduction in our Louisville, Kentucky facility and is included in restructuring costs. Working capital decreased primarily due to the increase in accounts payable related to the timing of payments for raw material purchases.
In 2014, $2.4 million in net income adjusted for non-cash items and a $1.3 million reduction in working capital items primarily due to the timing of vendor payments resulted in net cash provided by operations of $1.0 million. Non-cash items, which totaled $18.3 million, included depreciation and amortization of $9.8 million, amortization of intangible assets of $4.2 million, stock-based compensation of $2.9 million, a $0.2 million loss on fixed assets, offset by a $0.7 million reduction in the deferred tax liability and a $0.7 million change in the fair value of contingent consideration. In 2014, we sold assets resulting in a loss of $2.6 million. Working capital increased primarily due to the increase in accounts payable related to the timing of payments for raw material purchases.
In 2013, $7.5 million in net income adjusted for non-cash items and a $2.2 million change in working capital items resulted in net cash provided by operations of $9.7 million. Non-cash items, which totaled $21.4 million, included depreciation and amortization of $9.1 million, amortization of intangible assets of $5.0 million, stock-based compensation of $3.8 million, and deferred income tax of $8.3 million, offset by a change in the fair value of contingent consideration of $4.5 million. Working capital decreased primarily due to the increase in accounts payable related to the timing of payments for raw material purchases.
Cash flows from investing activities
In 2015, net cash provided by investing activities was $8.2 million, consisting primarily of the net proceeds received from the sale of the Art, Groups, and EZ Prints businesses of $34.4 million, of which $3.4 million was placed in escrow and classified as restricted cash. This was partially offset by purchases of $17.6 million in short term investments, net of maturities, and $5.2 million in capital expenditures. The capital expenditures consisted primarily of $1.8 million for the purchase of land and a building to be used for our corporate offices, $1.9 million of software and website development costs, and $1.5 million for the purchase of production and computer equipment.
In 2014, net cash used in investing activities was $2.2 million, consisting primarily of $2.7 million in capital expenditures related to the purchase of property and equipment and the capitalization of $3.0 million of software and website development costs, offset by $3.5 million in maturing short term investments.
In 2013, net cash used in investing activities was $4.0 million, consisting primarily of $6.3 million for capital expenditures related to the purchase of property and equipment and the capitalization of $4.0 million of software and website development costs, offset by $5.9 million in maturing short term investments, net of purchases.
Cash flows from financing activities
In 2015, net cash used by financing activities was $4.3 million, primarily due to $4.2 million in repurchases of common stock and $0.5 million in payments on capital lease obligations, partially offset by $0.4 million of proceeds from stock option exercises.
In 2014, net cash used by financing activities was $1.6 million, primarily due to $1.2 million cash paid in connection with settlement of contingent consideration, and $0.8 million in payments on capital lease obligations and insurance premium financing, partially offset by $0.5 million of proceeds from stock option exercises.

In 2013, net cash used by financing activities was $3.6 million, primarily due to $2.5 million cash paid in connection with settlement of contingent consideration, and $1.4 million in payments on short term borrowings and capital lease obligations, offset by net borrowings under insurance financing of $0.7 million.
Non-GAAP financial measures
Regulation G, conditions for use of Non-Generally Accepted Accounting Principles, or Non-GAAP, financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor Adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) less interest and other income (expense), provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, acquisition-related costs, restructuring costs and impairment charges.
We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting net interest expense), tax positions (such as the impact on periods of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), the impact of depreciation and amortization, stock-based compensation, acquisition-related costs, restructuring costs and impairment charges. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes and to incentivize and compensate our management personnel.
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

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except for percentages)
Net revenues	$104,508	$132,054	$146,195
Non-GAAP Adjusted EBITDA	$3,861	$(6,393)	$1,660
% of net revenues	3.7%	(4.8)%	1.1%

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss) from continuing operations	$(6,263)	$(14,933)	$(15,564)
Non-GAAP adjustments:
Interest and other (income) expense	(60)	53	80
Provision for (benefit from) income taxes	128	(1,700)	6,973
Depreciation and amortization	6,251	7,294	7,184
Stock-based compensation	1,706	2,801	2,875
Acquisition-related costs	—	50	112
Impairment charges	788	—	—
Restructuring costs	1,311	42	—
Adjusted EBITDA	$3,861	$(6,393)	$1,660

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

The following table presents the calculation of contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Year Ended December 31,
	2015		2014		2013
	(in thousands, except for percentages)
Net revenues	$104,508	100%	$132,054	100%	$146,195	100%
Cost of net revenues	63,069	60	85,016	64	92,462	63
Gross profit	41,439	40	47,038	36	53,733	37
Non-GAAP adjustments:
Add: Stock-based compensation	163	—	162	—	177	—
Less: Variable sales and marketing costs	(13,342)	(13)	(24,449)	(19)	(27,881)	(19)
Contribution Margin (from continuing operations)	$28,260	27%	$22,751	17%	$26,029	18%

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
Table of Contractual Obligations:

	Payments due by period
	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Capital lease obligations	$607	$355	$—	$—
Operating lease obligations	947	1,554	19	—
Purchase obligations	633	—	—	—
	$2,187	$1,909	$19	$—

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with the new revenue standard, see below. Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The ASU is effective for or fiscal years beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. Adoption of the standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board's simplification initiative aimed at reducing complexity in accounting standards. The new guidance may impact balance sheet presentation and working capital for many reporting entities, even in cases where there is a full valuation allowance. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied either prospectively or retrospectively. Early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU did not have a material effect on our financial statements as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and related footnote disclosures. The new standard is effective for us in the fourth quarter of fiscal 2016 with early adoption permitted. We are currently evaluating adoption methods and whether this standard will have a material impact on our financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us beginning January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating adoption methods and whether this standard will have a material impact on our financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinues operations. The new standard will be effective prospectively for disposals that occur in fiscal years beginning after December 15, 2014. The adoption of this standard did not have a material impact on our financial statements and related disclosures.

In 2013, the FASB issued a ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The adoption of this standard did not have a material impact on our financial statements and related disclosures.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $50.3 million and $27.0 million as of December 31, 2015 and December 31, 2014, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
Foreign currency exchange rate sensitivity
Our sales to international customers are denominated in multiple currencies, including the United States dollar, the British Pound, the Euro, the Canadian dollar and the Australian dollar. As the substantial majority of our sales are charged to credit cards, accounts receivables are generally settled in short time duration and accordingly, we have limited exposure to foreign currency exchange rates on our accounts receivable. To date, our operating costs have been denominated primarily in United States dollars. As a result of our limited exposure to foreign currency exchange rates, we do not currently enter into foreign currency hedging transactions. If our international operations increase, our exposure to foreign currency exchange rate fluctuations may increase.
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
We have audited the accompanying consolidated balance sheet of Cafepress, Inc. as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cafepress, Inc. at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Edina, Minnesota
March 30, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of CafePress Inc.:

In our opinion, the consolidated balance sheets as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of two years in the periods ended December 31, 2014 and 2013 present fairly, in all material respects, the financial position of CafePress and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the periods ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2014 and 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
San Jose, California

March 31, 2015, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the discontinued operation as discussed in Note 5, as to which the date is March 30, 2016.

CAFEPRESS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,663	$26,971
Short-term investments	17,610	—
Accounts receivable	680	1,029
Inventory, net	3,850	6,750
Deferred costs	619	1,948
Assets held for sale	—	48,835
Restricted cash	3,417	—
Prepaid expenses and other current assets	2,413	4,517
Total current assets	61,252	90,050
Property and equipment, net	8,624	11,659
Goodwill	20,899	20,535
Other assets	608	241
TOTAL ASSETS	$91,383	$122,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,938	$8,015
Partner commissions payable	—	1,100
Accrued royalties payable	4,292	5,883
Accrued liabilities	10,701	12,007
Deferred revenue	864	2,448
Capital lease obligation, current	565	494
Liabilities held for sale	—	20,904
Total current liabilities	20,360	50,851
Capital lease obligation, non-current	347	910
Other long-term liabilities	353	539
TOTAL LIABILITIES	21,060	52,300
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2015 and 2014; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 shares authorized; 16,766 and 17,417 outstanding as of December 31, 2015 and 2014, respectively	2	2
Treasury stock; 50 shares at December 31, 2015	(203)	—
Additional paid-in capital	99,344	101,158
Accumulated deficit	(28,820)	(30,975)
TOTAL STOCKHOLDERS’ EQUITY	70,323	70,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,383	$122,485

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net revenues	$104,508	$132,054	$146,195
Cost of net revenues	63,069	85,016	92,462
Gross profit	41,439	47,038	53,733
Operating expenses:
Sales and marketing	20,485	31,488	36,003
Technology and development	12,490	13,448	13,461
General and administrative	12,560	18,590	12,668
Acquisition-related costs	—	50	112
Impairment charges	788	—	—
Restructuring costs	1,311	42	—
Total operating expenses	47,634	63,618	62,244
Loss from operations	(6,195)	(16,580)	(8,511)
Interest income	64	18	40
Interest expense	(62)	(77)	(113)
Other income (expense), net	58	6	(7)
Loss before income taxes	(6,135)	(16,633)	(8,591)
Provision (benefit) for income taxes	128	(1,700)	6,973
Net loss from continuing operations	(6,263)	(14,933)	(15,564)
Income (loss) from discontinued operations, net of tax (Note 5)	8,418	(974)	1,651
Net income (loss)	$2,155	$(15,907)	$(13,913)
Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.36)	$(0.86)	$(0.91)
Discontinued operations	$0.49	$(0.06)	$0.10
Diluted:
Continuing operations	$(0.36)	$(0.86)	$(0.91)
Discontinued operations	$0.49	$(0.06)	$0.10
Shares used in computing net income (loss) per share of common stock:
Basic	17,239	17,308	17,143
Diluted	17,296	17,308	17,318

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury	Additional paid-in capital	Accumulated deficit	Total Stockholders’ equity
	Shares	Amount	Stock
Balance as of December 31, 2012	17,114	$2	$—	$93,890	$(1,155)	$92,737
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	59	—	—	60	—	60
Stock-based compensation expense	—	—	—	3,855	—	3,855
Tax benefit (short-fall) from stock-based compensation	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(13,913)	(13,913)
Balance as of December 31, 2013	17,173	2	—	97,736	(15,068)	82,670
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	244	—	—	451	—	451
Stock-based compensation expense	—	—	—	2,971	—	2,971
Net loss	—	—	—	—	(15,907)	(15,907)
Balance as of December 31, 2014	17,417	2	—	101,158	(30,975)	70,185
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	281	—	—	399	—	399
Repurchase of common stock	(932)		(203)	(3,981)		(4,184)
Stock-based compensation expense	—	—	—	1,768	—	1,768
Net income	—	—		—	2,155	2,155
Balance as of December 31, 2015	16,766	$2	$(203)	$99,344	$(28,820)	$70,323

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$2,155	$(15,907)	$(13,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,808	9,770	9,081
Amortization of intangible assets	1,229	4,239	4,976
(Gain) loss on disposal of fixed assets	1,147	206	(160)
Stock-based compensation	1,753	2,929	3,773
Impairment charges	8,099	—	—
Change in fair value of contingent consideration liability	—	(741)	(4,490)
(Gain) loss on sale of businesses	(17,319)	2,579	—
Deferred income taxes	88	(710)	8,272
Tax short-fall from stock-based compensation	—	—	(69)
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	349	(346)	2,080
Inventory	2,900	107	272
Prepaid expenses and other current assets	3,433	393	(921)
Other assets	38	398	34
Accounts payable	(4,100)	(7,071)	8,181
Partner commissions payable	(1,100)	(624)	(2,241)
Accrued royalties payable	(1,591)	69	113
Accrued and other liabilities	(1,580)	4,393	(452)
Income taxes payable	—	—	(765)
Assets and liabilities held for sale	(2,608)	—	—
Deferred revenue	(1,584)	1,348	(4,054)
Net cash provided by (used in) operating activities	(1,883)	1,032	9,717
Cash Flows from Investing Activities
Purchase of short-term investments	(27,570)	—	(3,475)
Proceeds from maturities of short-term investments	9,960	3,475	9,403
Purchase of property and equipment	(3,346)	(2,665)	(6,279)
Capitalization of software and website development costs	(1,903)	(3,040)	(3,995)
Proceeds from disposal of fixed assets	12	—	170
Change in restricted cash	(3,417)	75	170
Proceeds from sale of business, net of expenses paid	34,438	—	—
Net cash provided by (used in) investing activities	8,174	(2,155)	(4,006)
Cash Flows from Financing Activities:
Principal payments on equipment loan	—	—	(894)
Principal payments on capital lease obligations	(492)	(558)	(545)
Payments under insurance financing	—	(256)	(684)
Borrowings under insurance financing	—	—	940
Proceeds from exercise of common stock options	399	451	60
Payment of contingent consideration	—	(1,200)	(2,451)
Repurchase of common stock	(4,184)	—	—
Net cash used in financing activities	(4,277)	(1,563)	(3,574)
Change in cash of discontinued operations	3,678	(2,548)	1,303
Net increase (decrease) in cash and cash equivalents	5,692	(5,234)	3,440
Cash and cash equivalents—beginning of period	26,971	32,205	28,765
Cash and cash equivalents—end of period	$32,663	$26,971	$32,205
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$77	$143	$178
Income taxes paid (refunded) during the period	(1,094)	(2,571)	997
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$30	$7	$173
Note receivable from sale of business	405	—	—
Property and equipment acquired under capital leases	—	—	345
Property and equipment acquired under rent agreement	—	—	321

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

The Company is a leading online retailer of personalized products offering a wide variety of expressive gifts and accessories including t-shirts and apparel, mugs and drinkware, and home goods such as custom shower curtains and bed coverings. The Company conducts most of its business on its primary United States based domain, CafePress.com and also operates CafePress branded websites for the markets in the United Kingdom, Canada, and Australia. The Company also sells CafePress branded products through other online retail partners. The Company’s products are customized with expressive designs contributed through a variety of means including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands.
The Company’s facility in Louisville, Kentucky has innovative technology and manufacturing processes that enable the Company to provide high-quality customized products that are individually built to order. The Company’s proprietary processes enables the Company to produce a broad range of merchandise efficiently, cost effectively and quickly. The Company also maintains a diverse network of contract manufacturers that gives the Company the ability to broaden its manufacturing capabilities and produce in certain international locales.

2. Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.
Segments
The Company’s chief operating decision maker is its Chief Executive Officer, who manages the Company’s operations on a consolidated basis for purposes of allocating resources. As a result, the Company has a single reporting unit and operating segment which is the Company’s single reportable segment. All of the Company’s principal operations and decision-making functions are located in the United States.
Discontinued operations
Prior year financial statements have been recast to reflect the sale of the Company’s InvitationBox.com business assets in the fourth quarter of 2014, the sale of its Art and Groups businesses in the first fiscal quarter of 2015, and the sale of its EZ Prints, Inc. assets in the third quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20 within discontinued operations. Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. See Note 5, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.
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
Concentration of credit risk and other risks and uncertainties
The Company’s cash, cash equivalents and short-term investments are deposited primarily with financial institutions and money market funds in the United States. At times, such deposits may be in excess of the amount of insurance provided on such deposits. The Company has not experienced any losses on its cash, cash equivalents or short- term investments.
The Company’s products and services are concentrated in the e-commerce industry, which is highly competitive and rapidly changing.
The Company’s net revenues are settled primarily through credit cards, and to a lesser extent, amounts invoiced to fulfillment services customers and group-buying service providers. For all periods presented, the substantial majority of net revenues were settled through payments by credit card and for the years ended December 31, 2015, 2014 and 2013, no customer accounted for more than 10% of total net revenues. Credit card receivables settle relatively quickly and the Company maintains allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.
The Company’s accounts receivable are derived primarily from customers located in the United States and consist primarily of amounts due from partners and group-buying service providers. The Company performs an initial credit evaluation at the inception of a contract and regularly evaluates its ability to collect outstanding customer invoices. Two customers accounted for 31% (18% and 13%, respectively) of gross accounts receivable as of December 31, 2015. Two customers accounted for 28% (17% and 11%, respectively) of gross accounts receivable as of December 31, 2014.
The Company’s accounts payable are settled based on contractual payment terms with its suppliers. Two suppliers accounted for 29% (16% and 13%, respectively) of accounts payable as of December 31, 2015. One supplier accounted for 14% of accounts payable as of December 31, 2014.
The Company’s partner commissions payable are derived from B2B business and are settled based on contractual payment terms with its partners. As of December 31, 2015 the Company had no partner commissions payable and as of December 31, 2014, one partner accounted for 100% of partner commissions payable.
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
The useful lives of the property and equipment are as follows:

Building	40 years
Office furniture and computers	3 years
Computer software	2 to 3 years
Production equipment	3 to 7 years
Leasehold improvement	Shorter of lease term or estimated useful life
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the statement of operations. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the lives of the assets are charged to expense as incurred.
Internal use software and website development costs
The Company incurs costs associated with website development and for software developed or obtained for internal use. The Company expenses all costs that relate to the planning associated with website development and for the post-implementation phases of development as product development expense. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of two to three years. Costs associated with repair or maintenance are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized $1.7 million, $2.3 million and $2.1 million, respectively, of website development costs and software development costs related to software for internal use.

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
As of the dates of the Company’s annual goodwill impairment test and other impairment analyses in 2015, it had one operating segment and one reporting unit, which is consistent with 2014.
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
As of December 31, 2015, our market capitalization was approximately $64.4 million compared to our carrying value of $70.3 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment as this shortfall is considered to be a temporary event. In addition, since September 1, 2015, the date of our last goodwill impairment analysis, there have been no material changes to our operations or our financial forecasts and we exceeded our fourth quarter Adjusted EBITDA (see definition on page 34) target. Subsequent to the end of the year and up through March 22, 2016, the market price of the Company's stock fluctuated from a high of $3.99 on February 25th to a low of $3.11 on January 19th. Management believes this short-term volatility represents the temporary nature of our market capitalization as of December 31, 2015, and does not warrant an additional triggering event.
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
The Company’s discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company’s historical experience and projections of future activity, factoring in customer demand, and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes its assumptions are reasonable, however, there can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing dates, will prove to be accurate predictions of the future. Changes in these estimates and assumptions as noted above, could lead the Company to conduct an additional interim goodwill impairment test and ultimately result in a significant goodwill impairment charge. It is not possible at this time to determine if any such future impairment charge would result.

In connection with the sale of the InvitationBox.com, Art and Groups businesses, the Company eliminated $18.9 million of goodwill in 2014. In 2015, $0.4 million of Goodwill was added back due to an adjustment to the final sales price of the Art business.
Impairment of long-lived assets and intangible assets
The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews long- lived assets and intangible assets for impairment at the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. For all periods presented, no assets were tested for impairment at the consolidated entity level and impairment assessments were performed at the reporting unit or at a lower-level asset group level. Recoverability is measured by comparison of the carrying amount of the future net cash flows which the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. In 2015, the Company recorded impairment charges of $8.1 million. There were no impairment charges in 2014 or 2013.
In the second quarter of 2015, the Company committed to a plan to divest its EZ Prints business. Certain assets and liabilities of the EZ Prints business had been classified as assets and liabilities held for sale in accordance with ASC 205-20-55 on our Consolidated Balance Sheets and are included in discontinued operations for all periods presented. In addition, condensed cash flow information for all periods presented is included. At this time, the Company reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value and such charge is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations. The Company completed the sale of its EZ Prints business in the third quarter of 2015 and recorded a gain on the sale of $0.3 million which is included in the "Other (expense) income, net" section of “Discontinued Operations” in the Consolidated Statement of Operations.
In the fourth quarter of 2015, the Company recorded an impairment charge of $0.8 million related to capitalized internally developed software and website applications.
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
The Company’s contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. When no significant performance remains with the licensor, the Company initially records each of these guarantees as an asset and as a liability at the contractual amount. The Company records an asset for the right to use the content on its merchandise because it represents a probable future economic benefit. When significant performance remains with the licensor, the Company records prepaid royalty payments as an asset when actually paid. The Company recorded royalty assets of $0.3 million and $0.6 million as of December 31, 2015 and 2014, respectively. The Company recorded a minimum guaranteed liability of $0.2 million and $0.5 million as of December 31, 2015 and 2014, respectively. The Company classifies accrued minimum royalty obligations as current liabilities to the extent they are contractually due within twelve months.
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
The Company recognized breakage revenue for flash deal promotions of $0.2 million, $0.7 million and $0.7 million and the associated direct sales commission of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. This increased operating income by $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and gift cards and amounts deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.
Cost of net revenues
Cost of net revenues includes materials, shipping, labor, royalties and fixed overhead costs related to manufacturing facilities, as well as outbound shipping and handling costs, including those related to promotional free shipping and subsidized shipping and handling. Royalty payments to content owners for transactions where we act as principal and record revenues on a gross basis are included in cost of net revenues and accrued in the period revenue is recognized. Such royalty payments included in cost of net revenues were $7.0 million, $10.4 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Advertising expense
The costs of producing advertisements are expensed at the time production occurs and the cost of communicating advertising is expensed in the period during which the advertising space is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is primarily on a pay-per-click basis. Advertising expenses totaled $8.6 million, $17.4 million, and $20.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.
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

Comprehensive income (loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Through December 31, 2015, the components of comprehensive income (loss) are not significant, individually or in the aggregate and therefore, no comprehensive income (loss) information has been presented.
Net income (loss) per share
Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income (loss) per share of common stock is computed by giving effect to all potential dilutive common stock outstanding during the period, including stock options and awards. The computation of diluted net income (loss) does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and awards is computed using the treasury stock method.
Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with the new revenue standard, see below. Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The ASU is effective for or fiscal years beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. Adoption of the standard is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on our financial statements.

In November 2015, the FASB issued new ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Boards simplification initiative aimed at reducing complexity in accounting standards. The new guidance may impact balance sheet presentation and working capital for many reporting entities, even in cases where there is a full valuation allowance. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied either prospectively or retrospectively. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU did not have a material effect on our financial statements as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the Company in the fourth quarter of fiscal 2016 with early adoption permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company beginning January 1, 2018. Early application is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its financial statements and related disclosures.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that limits discontinued operations reporting to situations where the disposal represents a strategic shift that has (or will have) a major effect on and entity’s operations and financial results, and requires expanded disclosures for discontinues operations. The new standard will be effective prospectively for disposals that occur in fiscal years beginning after December 15, 2014, with early adoption permitted in certain circumstances. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.
In 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

3. Investments and Fair Value of Financial Instruments
The components of the Company’s cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$24,116	$—	$—	$24,116
Total cash equivalents	$24,116	$—	$—	$24,116
Short term investments:
Certificates of deposit, 90 days or greater	17,610	—	—	17,610
Total cash equivalents and short term investments	$41,726	$—	$—	$41,726

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$18,588	$—	$—	$18,588
Total cash equivalents and short term investments	$18,588	$—	$—	$18,588

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	December 31, 2015
	Fair Value	Level I
Cash equivalents:
Money market funds	$24,116	$24,116
Total financial assets	$24,116	$24,116

	December 31, 2014
	Fair Value	Level I
Cash equivalents:
Money market funds	$18,588	$18,588
Total financial assets	$18,588	$18,588
The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) of any other government agency.
The Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of December 31, 2015 and 2014, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

4. Balance Sheet Items
Property and equipment, net
Property and equipment, net are comprised of the following (in thousands):

	December 31,
	2015	2014
Building	$1,816	$3,782
Computer equipment and office furniture	13,401	13,262
Computer software	2,405	2,221
Internal use software and website development	9,638	12,886
Production equipment	18,595	19,276
Leasehold improvements	2,851	4,933
Total property and equipment	48,706	56,360
Less: accumulated depreciation and amortization	(40,082)	(44,701)
Property and equipment, net	$8,624	$11,659

Property and equipment acquired under capital leases are as follows (in thousands):

	December 31,
	2015	2014
Building	$35	$3,782
Less accumulated depreciation	—	(2,958)
Building, net	$35	$824

Production equipment	$389	$389
Less: accumulated depreciation	(389)	(372)
Production equipment, net	$—	$17

Effective as of December 31, 2015, the Company completed the purchase of approximately 1.6 acres of land and an on-site building with approximately 25,000 square feet located in Louisville, Kentucky, which the Company will use for its corporate offices. The total cash purchase price at the closing on December 31, 2015, was $1.8 million. The Company plans to move certain corporate functions into the newly purchased building on or before April 21, 2016.
Depreciation and amortization expense was $6.3 million, $7.3 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Depreciation expense for assets under capital leases included above was $0.3 million for each of the years ended December 31, 2015, 2014 and 2013.

Accrued liabilities
The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2015	2014
Production costs	$3,245	$3,496
Payroll and employee related expense	2,374	1,673
Other accrued liabilities	1,927	2,467
Accrued advertising	1,427	480
Unclaimed royalty payments	830	984
Professional services	548	2,174
Allowance for sales returns and chargebacks	232	294
Royalties-minimum guarantee	118	439
Accrued liabilities	$10,701	$12,007

Allowance for sales returns and chargebacks
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	December 31,
	2015	2014	2013
Allowance for sales returns and chargebacks:
Balance, beginning of period	$294	$677	$276
Add: provision	2,905	3,942	4,167
Less: deductions and other adjustments	(2,967)	(4,325)	(3,766)
Balance, end of period	$232	$294	$677

5. Discontinued Operations
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
In the second quarter of 2015, the Company committed to a plan to divest its EZ Prints business. Certain assets and liabilities of the EZ Prints business were classified as assets and liabilities held for sale in accordance with ASC 205-20-55 in the Company's Consolidated Balance Sheets at June 30, 2015 and are included in discontinued operations. In addition, condensed cash flow information for all periods presented is included herein. In the second quarter of 2015, the Company reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value, which is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations. The Company completed the sale of its EZ Prints business in the third quarter of 2015 and recorded a gain on the sale of $0.3 million which is included in the "Other (income)\expense" section of “Discontinued Operations” in the Consolidated Statement of Operations.

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
EZ Prints business asset sale
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZ Prints Holdings, Inc. (“EZP Holdings”). Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received and $0.5 million is in the form of a non-interest bearing note receivable due on or before December 31, 2018. As part of the closing of the sale, the Company agreed to pay a current obligation of $1.25 million to one of the Company's current customers.
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
Financial information for the combined discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net revenues	$22,280	$99,306	$99,661
Cost of net revenues	14,623	61,069	59,984
Gross profit	7,657	38,237	39,677
Operating expenses:
Sales and marketing	4,825	25,734	27,806
Technology and development	3,030	7,743	7,413
General and administrative	1,375	3,355	5,018
Acquisition-related costs	—	(719)	(1,780)
Impairment charges	7,311	—	—
Restructuring	—	449	—
Total operating expenses	16,541	36,562	38,457
Loss (income) from operations	(8,884)	1,675	1,220
Interest expense	(17)	(69)	(91)
Other (expense) income, net	—	(1)	1
Gain (loss) on sale of assets	17,319	(2,579)	—
Income (loss) before income taxes	8,418	(974)	1,130
Benefit for income taxes	—	—	(521)
Net income (loss) from discontinued operations	$8,418	$(974)	$1,651

Components of assets and liabilities held for sale (in thousands):

December 31, 2014
Assets
Cash and cash equivalents	$3,678
Accounts receivable	7,564
Inventory	2,323
Deferred costs	1,402
Prepaid expenses and other current assets	977
Property and equipment, net	4,513
Goodwill	18,660
Intangible assets, net	9,511
Other assets	207
Assets held for sale	$48,835

Liabilities
Accounts payable	$8,773
Partner commissions payable	3,486
Accrued royalties payable	1,023
Accrued liabilities	3,575
Deferred revenue	3,936
Capital lease obligations	54
Other liabilities	57
Liabilities held for sale	$20,904

Condensed cash flow information for EZ Prints discontinued operations is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(9,386)	$(4,077)	$1,132
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	555	1,160	889
Amortization of intangible assets	1,229	2,460	2,461
Loss on disposal of fixed assets	—	14	3
Stock-based compensation	38	81	257
Change in fair value of contingent consideration liability	—	(194)	(3,295)
Gain on sale of assets	(257)	—	—
Impairment charge	7,311	—	—
Change in operating assets and liabilities	295	3,557	(229)
Net cash (used in) provided by operating activities	(215)	3,001	1,218
Cash Flows from Investing Activities:
Purchase of property and equipment	(121)	(207)	(457)
Capitalization of software and website development costs	(127)	(216)	(1,142)
Divestiture of assets, cash	(3,215)	—	—
Net cash used in investing activities	(3,463)	(423)	(1,599)
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	—	(30)	(28)
Payments on short-term borrowings	—	—	(894)
Net cash used in financing activities	—	(30)	(922)
Net (decrease) increase in cash and cash equivalents	(3,678)	2,548	(1,303)
Cash and cash equivalents — beginning of period	3,678	1,130	2,433
Cash and cash equivalents — end of period	$—	$3,678	$1,130

6. Intangible Assets
Goodwill
The Company performs its annual goodwill impairment test in the third quarter of each year. In 2015, 2014 and 2013, the Company performed its annual impairment assessment, as well as impairment assessments performed due to triggering events in 2015 and 2014, and no impairment of goodwill was identified.  See Note 2, Summary of Significant Accounting Policies, in the accompanying Notes to Consolidated Financial Statements.

The change in the carrying amount of goodwill, including discontinued operations, is as follows (in thousands):

Carrying Amount
Balance at December 31, 2012	$39,448
No activity	—
Balance at December 31, 2013	39,448
Divestiture of business - InvitationBox.com	(253)
Goodwill included in assets held for sale - Art and Groups businesses	(18,660)
Balance at December 31, 2014	20,535
Divestiture of business — adjustment based on final sale price	364
Balance at December 31, 2015	$20,899

7. Related Party Transaction
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company and $0.5 million is in the form of a non-interest bearing note receivable due on or before December 31, 2018. As part of the closing, the Company paid a current obligation of $1.25 million to one of EZ Prints' current customers.
In connection with the acquisition of Logo'd Software, Inc., the Company entered into a lease agreement with a limited liability company that is owned by the seller of Logo'd Software, Inc. As the seller was an employee of the Company through May, 2013, the lease agreement is considered to be a related party transaction. The lease term is from April 1, 2012 through March 31, 2027 and management believes its terms to be consistent with local market terms and conditions. In connection with the sale of the Groups business asset in March 2015, this lease was transferred to Logo Sportswear, Inc. and is no longer an obligation of the Company. See Note 5, Discontinued Operations.

In November 2014, the Company sold its InvitationBox.com business assets to Phoenix Online LLC, a related party. See Note 5, Discontinued Operations.

8. Line of Credit
In March 2013, the Company entered into a loan and security agreement which provided for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs through June 2016 and which bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +0.75%.
In July 2014, the Company amended the loan and security agreement, which extended the maximum amount available under the revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a letter of credit in connection with the amended facility lease agreement for $1.5 million. The letter of credit bears interest at 1.5% per annum and will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same. Excluding the $1.5 million letter of credit, there were no draws against the facility as of December 31, 2015 and $5.0 million remained available.

9. Stockholders’ Equity
Stock repurchase program
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
During 2015, the Company repurchased 931,664 shares of its common stock at an average cost of $4.48 per share for a total cost of $4.2 million. All repurchased shares were retired, except for 50 thousand shares which remain in treasury.

Stock option plan
The Company adopted stock option plans in 1999, 2004 and 2012 under which 5,034,603 options have been authorized, but not all issued, as of December 31, 2015.
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
Employee Stock Purchase Plan
In August 2011, the Company’s Board of Directors approved the reservation for future issuance under the Company’s Employee Stock Purchase Plan, or the ESPP, of a total of 250,000 shares of common stock. The ESPP became effective immediately prior to the completion of the IPO. The price of stock purchased under the ESPP shall not be lower than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the applicable offering period or on the last day of the purchase period, whichever is less. There have been no purchases under the ESPP in 2015, 2014 and 2013.

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except weighted average exercise price):

	Number of stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding—December 31, 2014	2,750	$9.70	3.39	$—
Granted	821	4.31
Exercised	(150)	2.63
Forfeited	(1,253)	12.49
Outstanding—December 31, 2015	2,168	$6.48	5.20	$118
Options vested and expected to vest—December 31, 2015	1,544	$7.23	4.69	$80
Options exercisable—December 31, 2015	875	$9.03	3.47	$38
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.1 million and $0.2 million, respectively.
The following table summarizes information regarding stock options outstanding at December 31, 2015:

	Options outstanding			Options vested and exercisable
Exercise prices	Number of stock options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Shares subject to stock options	Weighted average exercise price per share
	(in thousands)			(in thousands)
$2.12-$4.14	274	7.48	$3.57	46	$3.00
$4.30-$4.30	464	6.36	$4.30	68	$4.30
$4.42-$4.66	193	7.74	$4.60	3	$4.56
$5.07-$5.07	327	5.59	$5.07	106	$5.07
$5.30-$5.84	311	4.42	$5.64	146	$5.63
$6.01-$11.60	424	2.84	$9.03	337	$9.65
$11.80-$18.80	175	2.67	$16.88	169	$16.85
$2.12-$18.80	2,168	5.20	$6.48	875	$9.03
Restricted stock unit activity
The Company may grant restricted stock units, or RSUs, to its employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.

Restricted stock award and restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of units outstanding	Weighted average grant date fair value per unit
Awarded and unvested at December 31, 2014	243	$5.81
Granted	349	4.18
Vested	(131)	5.33
Forfeited and cancelled	(132)	5.54
Awarded and unvested at December 31, 2015	329	$4.40
Stock-based compensation expense
The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	4.9	4.5	4.6
Risk-free interest rate	1.37%	1.46%	0.90%
Expected volatility	47%	48%	55%
Expected dividend rate	0%	0%	0%
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
The weighted-average fair value of options granted was $1.79, $1.97 and $2.86 for the years ended December 31, 2015, 2014 and 2013, respectively.
Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of net revenues	$163	$162	$177
Sales and marketing	300	359	304
Technology and development	180	280	222
General and administrative	1,063	2,000	2,172
Total stock-based compensation expense	$1,706	$2,801	$2,875
Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. The Company capitalized $15,000, $29,000 and $31,000 of stock-based compensation relating to software developed for internal use, including website development costs during the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the Company had $3.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of approximately three years.

10. Net Income (Loss) per Share of Common Stock
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.
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

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss from continuing operations	$(6,263)	$(14,933)	$(15,564)
Income (loss) from discontinued operations, net of tax	8,418	(974)	1,651
Net income (loss)	$2,155	$(15,907)	$(13,913)
Shares used in computing net income (loss) per share of common stock:
Basic	17,239	17,308	17,143
Diluted	17,296	17,308	17,318
Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.36)	$(0.86)	$(0.91)
Discontinued operations	$0.49	$(0.06)	$0.10
Total	$0.13	$(0.92)	$(0.81)
Diluted:
Continuing operations	$(0.36)	$(0.86)	$(0.91)
Discontinued operations	$0.49	$(0.06)	$0.10
Total	$0.13	$(0.92)	$(0.81)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options to purchase common stock and restricted stock units	2,497	2,993	2,788

11. Income Taxes
The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax (benefit) expense:
Federal	$—	$(969)	$(2,026)
State	40	(23)	(43)
Total current	40	(992)	(2,069)
Deferred tax (benefit) expense:
Federal	86	(661)	8,604
State	2	(47)	438
Total deferred	88	(708)	9,042
Total provision for income taxes	$128	$(1,700)	$6,973

The provision for income taxes from continuing operations differs from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	(1.6)%	0.4%	1.7%
Change in valuation allowance	(33.7)%	(21.5)%	(116.5)%
Stock-based compensation	(0.6)%	(0.1)%	—%
Meals, entertainment and other	(0.2)%	(2.6)%	(0.4)%
Total	(2.1)%	10.2%	(81.2)%

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Deferred tax assets:
Net operating loss and credit carryforwards	$7,020	$6,726	$4,821
Deferred loss on asset sale	1,935	1,951	—
Stock-based compensation	1,394	3,422	3,545
Reserves and accruals	1,222	2,332	1,886
Research and other credits	184	184	—
Fixed assets and intangibles	(628)	(1,835)	(1,557)
Total gross deferred tax assets	11,127	12,780	8,695
Less: Valuation allowance	(11,373)	(12,938)	(9,564)
Total deferred tax assets (liabilities)	$(246)	$(158)	$(869)

During the quarter ended December 31, 2013, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. The valuation allowance decreased by $1.5 million and increased $3.4 million during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company continues to maintain a valuation allowance on its deferred tax assets.

At December 31, 2015, the Company had approximately $18.4 million of Federal and $34.5 million of State operating loss carryforwards available to reduce future taxable income. The federal net operating loss carryforwards begin to expire in 2034 and the various state net operating loss carryforwards begin to expire in 2022. The company has federal AMT credits of approximately $0.2 million.
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
As a result of the adoption, the Company recognized no liability for unrecognized income tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in income tax expense. The Company is subject to tax in the United States, California, and certain other jurisdictions. The Company is subject to examination by tax authorities for the years including and after 2011 for United States, 2011 for California, and 2011 for other jurisdictions. Although timing or resolution value of any examination is highly uncertain, the Company believes it is reasonably possible that the unrecognized tax benefits would not materially change in the next twelve months.

In November 2015, the FASB issued new ASU 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The ASU is part of the Boards simplification initiative aimed at reducing complexity in accounting standards. The new guidance may impact balance sheet presentation and working capital for many reporting entities, even in cases where there is a full valuation allowance. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied either prospectively or retrospectively. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU did not have a material effect on our financial statements as of December 31, 2015. No prior periods were retrospectively adjusted.

12. Restructuring
Restructuring costs were $1.3 million and $42 thousand in the years ended December 31, 2015 and 2014, respectively and are included in “Restructuring costs” in the accompanying Condensed Consolidated Statements of Operations. In 2015, the expense consisted of $0.8 million for the reduction production capacity and $0.5 million related to payments for the early termination of our lease and the downsizing of our San Mateo, California office. The Louisville, Kentucky facility was downsized by approximately 150,000 square feet due to the divestitures of its Art, Groups, InvitationBox.com, and EZ Prints businesses that occurred in 2015 and 2014. The $0.8 million charge was recorded for the write-off of the portion of the facility no longer in use as of December 31, 2015 and the disposal of the related leasehold improvements. This unutilized space is under a capital lease with a termination date of August 2017. The total remaining lease liability is $0.9 million, which includes the portion of the facility the Company continues to utilize. Restructuring costs in 2014 related to the payment of an early termination fee for a facility lease.

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

In 2005, the Company entered into a capital lease agreement for a production facility in Louisville, Kentucky consisting of 126,352 square feet. The lease was amended in May 2007 to lease an additional 20,000 square feet. The capital lease has an interest rate of 6.5% and expires in 2017. As of December 31, 2015, the Company abandoned 150,000 square feet of the facility. See Note 12, Restructuring.
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
Under the terms of the Facility Lease Amendment, the Company is further required to maintain a Letter of Credit naming the Landlord as the beneficiary for the maximum amount of the termination fee for which the Company may be liable under the terms of the Facility Lease Amendment. See Note 8, Line of Credit.
In October 2007, the Company entered into an operating lease for office space in San Mateo, California. In December 2012, the Company amended the lease agreement. The amended lease term ends in March 2018. The lease includes an option for early termination effective January 31, 2016. On June 12, 2015, the Company exercised the early termination option and, accordingly, paid a termination fee of $0.3 million. See Note 12, Restructuring.
In July 2015, the Company entered into an operating lease for office space in Hayward, California. The lease commences on January 1, 2016 and ends on January 31, 2019.
On November 5, 2014, in connection with a purchase agreement, Phoenix Online LLC assumed a capital lease associated with the Company’s InvitationBox.com business. The Company provided a corporate guaranty for this capital lease. See Note 5, Discontinued Operations.
Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2015 are as follows:

Years Ended December 31,	Capital leases	Operating leases
2016	$607	$947
2017	355	917
2018	—	637
2019	—	19
2020	—	—
Thereafter	—	—
Total minimum lease payments	962	$2,520
Less amount representing interest	(50)
Present value of capital lease obligations	912
Less current portion	(565)
Long-term portion of capital lease obligations	$347
The future minimum operating lease commitments assume that the Company exercises its option for early termination under its current lease agreements, and does not include early termination fees of $1.5 million in 2017.
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $1.3 million and $1.2 million, respectively.

Purchase commitments
As of December 31, 2015, the Company’s non-cancelable purchase obligations totaled $0.6 million, primarily related to inventory purchases.
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

On July 10, 2013, a complaint captioned Desmarais v. CafePress Inc., et al. CIV-522744 was filed naming as defendants the Company, certain of our directors, our chief executive officer, our chief financial officer and certain underwriters of our IPO. The lawsuit purported to be a class action on behalf of purchasers of shares issued in the IPO and generally alleged that the registration statement for the IPO contained materially false or misleading statements. On July 14, 2013, a similar complaint making substantially identical allegations and captioned Jinnah v. CafePress Inc., et al. CIV-522976 was filed in the same court against the same defendants. The parties negotiated an agreement to resolve the litigation, and entered into a Stipulation of Settlement dated April 2, 2015. The Stipulation of Settlement was approved by the Superior Court in a Settlement Fairness Hearing on August 11, 2015, along with Judgment and Order Granting Final Approval of the Class Action Settlement, and required a payment of $8.0 million to the plaintiffs in resolution of all claims against us and our officers and directors, of which our liability insurers paid approximately $7.5 million and the Company paid approximately $0.5 million. The Company does not anticipate any additional filings in the above captioned matter.

14. Employee Benefit Plans
The Company sponsors a 401(k) defined contribution plan covering all employees. A management committee determines matching contributions made by the Company annually. Matching contributions are made in cash and were $0.4 million under this plan for each of the years ended December 31, 2015, 2014 and 2013.

15. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its chief executive officer.

The chief executive officer reviews financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and the Company operates as a single operating and reportable segment.
The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$91,993	$111,556	$124,075
International	12,515	20,498	22,120
Total	$104,508	$132,054	$146,195
All of the Company’s long-lived assets are located in the United States.

16. Selected Quarterly Data (Unaudited)

	For the Three Months Ended,
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(In thousands, except per share amounts)
Net revenues	$39,696	$19,472	$21,764	$23,576
Gross profit	15,840	8,009	8,888	8,702
Net income (loss) from continuing operations	811	(3,670)	(1,074)	(2,330)
Income (loss) from discontinued operations, net of tax	—	1,610	(7,704)	14,512
Net income (loss)	811	(2,060)	(8,778)	12,182
Net income (loss) per basic and diluted common share from continuing operations	$0.05	$(0.21)	$(0.06)	$(0.13)
Net income (loss) per basic and diluted common share from discontinued operations	$—	$0.09	$(0.44)	$0.83
Total net income (loss) per diluted common share	$0.05	$(0.12)	$(0.50)	$0.69

	For the Three Months Ended,
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(In thousands, except per share amounts)
Net revenues	$50,442	$25,897	$29,076	$26,639
Gross profit	17,474	9,211	10,350	10,003
Net loss from continuing operations	(557)	(5,396)	(4,230)	(4,750)
Income (loss) from discontinued operations, net of tax	38	(857)	(99)	(56)
Net loss	(519)	(6,253)	(4,329)	(4,806)
Net loss per basic and diluted common share from continuing operations	$(0.03)	$(0.31)	$(0.24)	$(0.28)
Net income (loss) per basic and diluted common share from discontinued operations	$—	$(0.05)	$(0.01)	$—
Total net loss per basic and diluted common share	$(0.03)	$(0.36)	$(0.25)	$(0.28)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by Item 9 is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accountants” in our Definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders to be held on May 9, 2016 (or the Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

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
Based on management’s evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2015.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by the company’s independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and “Election of Directors — Executive Officers and Directors” and “Corporate Governance — Corporate Governance Principles and Practice” in the Proxy Statement.
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
We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the audit committee are Brad W. Buss (chairperson), Kenneth McBride and Tony Allen. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our audit committee. Our Board of Directors has determined that each of Brad W. Buss, Kenneth McBride and Tony Allen qualifies as an “audit committee financial expert” within the meaning of such regulations.

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
The following chart sets forth certain information as of December 31, 2015, with respect to our equity compensation plans, specifically our 1999 Equity Incentive Plan, or the 1999 Stock Plan, our 2004 Amended and Restated Stock Incentive Plan, or the 2004 Stock Plan, and our Amended and Restated 2012 Stock Incentive Plan, or the 2012 Stock Plan. Each of the 1999 Stock Plan, 2004 Stock Plan and the 2012 Stock Plan has been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,497,123	$5.63	2,537,480
Equity compensation plans not approved by security holders	—	—
Total	2,497,123	$5.63	2,537,480	(1)

(1)
The 2012 Stock Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock unit awards. The number of shares reserved for issuance under the 2012 Stock Plan is increased on January 1st of each year by the lesser of (i) 1,250,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors. In January 2016, the Board determined not to increase the number of shares reserved for issuance under the 2012 Stock Plan. In addition, the number of shares reserved for issuance under the 2012 Stock Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1999 Stock Plan and 2004 Stock Plan that are subsequently forfeited or terminate for any reason before being exercised and unvested shares that are forfeited pursuant to the 1999 Stock Plan and 2004 Stock Plan.

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
Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 54.
Financial Statement Schedules. See Item 15(c) below.
Exhibits. See Item 15(b) below

(b)	Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. CafePress shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/2012
2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/2012
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/2012
3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/2012
4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/2012
4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/2012
10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/2012
10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/2012
10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/2012
10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/2012
10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/2012
10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management	10-K	001-35468	10.6		3/31/2014
10.7+	Amended Employment Agreement with Garett Jackson	8-K	001-35468	10.1		4/4/2014

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.8	Third Amendment and Modification of Lease by and among the Company, Riverport Group, LLC and 6901, LLC, dated July 17, 2014.	8-K	001-35468	10.1	7/18/2014
10.9+	Offer Letter with Fred E. Durham III	8-K	001-35468	10.1	8/4/2014
10.10+	Change of Control Agreement with Fred E. Durham III	8-K	001-35468	10.2	8/4/2014
10.11+	Offer Letter with Maheesh Jain	8-K	001-35468	10.3	8/4/2014
10.12+	Change of Control Agreement with Maheesh Jain	8-K	001-35468	10.4	8/4/2014
10.13	Settlement Agreement and Mutual General Release, dated September 30, 2014, by and between the Company, LSW Holdings, Inc. f/k/a Logo’d Softwear, Inc. and Frank Nevins.	8-K	001-35468	10.1	10/3/2014
10.14	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7	3/28/2012
10.15	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012	10-K	001-35468	10.6	3/18/2013
10.16	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6	3/18/2013
10.17	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/2012
10.18+	2015 Cash Bonus Plan	8-K	001-35468	10.1	2/11/2015
10.19	Asset Purchase Agreement, dated as of February 11, 2015, by and between CafePress Inc. and Circle Graphics, Inc.	8-K	001-35468	10.1	3/3/2015
10.20	Asset Purchase Agreement, dated as of March 9, 2015, by and between CafePress Inc. and Logo Sportswear, Inc.	8-K	001-35468	10.1	3/9/2015
10.21	Lease Termination Agreement, dated as of June 12, 2015 by and between W. San Mateo Plaza Holdings VII, LLC and the Company	8-K	001-35468	10.1	6/15/2015
10.22	Purchase Agreement, dated as of October 9, 2015, by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1	10/13/2015
10.23	First Amendment to Purchase Agreement, dated as of October 16, 2015 by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1	12/21/2015
10.24+	2016 Cash Bonus Plan	8-K	001-35468	10.1	3/8/2016
16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of June 12, 2015	8-K	001-35468	10.1	6/15/2015
21.1	List of Subsidiaries					X

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					X
23.2	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (See page 109)					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.

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

(c)	Financial Statement Schedules
CAFEPRESS INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Income	Deductions	Other (1)	Balance at End of Year
	(in thousands)
Deferred Tax Valuation Allowance:
Year Ended December 31, 2015	$12,938	$(1,565)	$—	$—	$11,373
Year Ended December 31, 2014	9,564	3,374	—	—	12,938
Year Ended December 31, 2013	297	9,267	—	—	9,564

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
Date: March 30, 2016
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

Name	Title	Date
/s/ Fred E. Durham III	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2016
Fred E. Durham III

/s/ Garett Jackson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016
Garett Jackson

/s/ Brad W. Buss	Director	March 30, 2016
Brad W. Buss

/s/ Patrick J. Connolly	Director	March 30, 2016
Patrick J. Connolly

/s/ Anthony C. Allen	Director	March 30, 2016
Anthony C. Allen

/s/ Kenneth McBride	Director	March 30, 2016
Kenneth McBride

/s/ Nick Swinmurn	Director	March 30, 2016
Nick Swinmurn

EXHIBIT INDEX

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc., and Fortis Advisors LLC, as Stockholder Representative.	8-K	001-35468	2.1		10/10/2012
2.2	Asset Purchase Agreement by and between the Company and Canvas On Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/2012
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/2012
3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/2012
4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/2012
4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/2012
10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/2012
10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/2012
10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/2012
10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/2012
10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/2012
10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management	10-K	001-35468	10.6		3/31/2014
10.7+	Amended Employment Agreement with Garett Jackson	8-K	001-35468	10.1		4/4/2014
10.8	Third Amendment and Modification of Lease by and among the Company, Riverport Group, LLC and 6901, LLC, dated July 17, 2014.	8-K	001-35468	10.1		7/18/2014
10.9+	Offer Letter with Fred E. Durham III	8-K	001-35468	10.1		8/4/2014
10.10+	Change of Control Agreement with Fred E. Durham III	8-K	001-35468	10.2		8/4/2014
10.11+	Offer Letter with Maheesh Jain	8-K	001-35468	10.3		8/4/2014
10.12+	Change of Control Agreement with Maheesh Jain	8-K	001-35468	10.4		8/4/2014
10.13	Settlement Agreement and Mutual General Release, dated September 30, 2014, by and between the Company, LSW Holdings, Inc. f/k/a Logo’d Softwear, Inc. and Frank Nevins.	8-K	001-35468	10.1		10/3/2014

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.14	Office Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, LLC dated as of October 23, 2007	S-1	333-174829	10.7	3/28/2012
10.15	Second Amendment to the Lease Agreement between the Company and Legacy Partners II San Mateo Plaza, dated as of December 19, 2012	10-K	001-35468	10.6	3/18/2013
10.16	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6	3/18/2013
10.17	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/14/2012
10.18+	2015 Cash Bonus Plan	8-K	001-35468	10.1	2/11/2015
10.19	Asset Purchase Agreement, dated as of February 11, 2015, by and between CafePress Inc. and Circle Graphics, Inc.	8-K	001-35468	10.1	3/3/2015
10.20	Asset Purchase Agreement, dated as of March 9, 2015, by and between CafePress Inc. and Logo Sportswear, Inc.	8-K	001-35468	10.1	3/9/2015
10.21	Lease Termination Agreement, dated as of June 12, 2015 by and between W. San Mateo Plaza Holdings VII, LLC and the Company	8-K	001-35468	10.1	6/15/2015
10.22	Purchase Agreement, dated as of October 9, 2015, by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1	10/13/2015
10.23	First Amendment to Purchase Agreement, dated as of October 16, 2015 by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1	12/21/2015
10.24+	2016 Cash Bonus Plan	8-K	001-35468	10.1	3/8/2016
16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of June 12, 2015	8-K	001-35468	10.1	6/15/2015
21.1	List of Subsidiaries					X
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					X
23.2	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (See page 109)					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.

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