Form 10-Q
period 2016-03-31
CAFEPRESS INC.
filed 2016-05-06
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
11909 Shelbyville Road, Louisville, KY 40243
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
The number of shares outstanding of the registrant’s common stock as of April 29, 2016 was 16,719,588 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,139	$32,663
Short-term investments	21,826	17,610
Accounts receivable	553	680
Inventory, net	3,374	3,850
Deferred costs	554	619
Restricted cash	3,417	3,417
Prepaid expenses and other current assets	2,446	2,413
Total current assets	49,309	61,252
Property and equipment, net	9,148	8,624
Goodwill	20,899	20,899
Other assets	601	608
TOTAL ASSETS	$79,957	$91,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,114	$3,938
Accrued royalties payable	2,471	4,292
Accrued liabilities	6,886	10,701
Deferred revenue	802	864
Capital lease obligation, current	574	565
Total current liabilities	11,847	20,360
Capital lease obligation, non-current	200	347
Other long-term liabilities	454	353
TOTAL LIABILITIES	12,501	21,060

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2016 and December 31, 2015; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 16,740 and 16,766 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Treasury stock; 50 shares at March 31, 2016 and December 31, 2015	(203)	(203)
Additional paid-in capital	99,458	99,344
Accumulated deficit	(31,801)	(28,820)
TOTAL STOCKHOLDERS’ EQUITY	67,456	70,323
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,957	$91,383
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues	$18,078	$23,576
Cost of net revenues	10,643	14,874
Gross profit	7,435	8,702
Operating expenses:
Sales and marketing	4,612	5,416
Technology and development	3,184	3,197
General and administrative	2,636	3,147
Total operating expenses	10,432	11,760
Loss from operations	(2,997)	(3,058)
Interest income	33	5
Interest expense	(14)	(14)
Other (expense) income, net	(5)	42
Loss before income taxes	(2,983)	(3,025)
Benefit from income taxes	(2)	(695)
Net loss from continuing operations	(2,981)	(2,330)
Income from discontinued operations, net of tax	—	14,512
Net (loss) income	$(2,981)	$12,182

Net (loss) income per share of common stock:
Basic:
Continuing operations	$(0.18)	$(0.13)
Discontinued operations	$—	$0.83
Diluted:
Continuing operations	$(0.18)	$(0.13)
Discontinued operations	$—	$0.83
Shares used in computing net income (loss) per share of common stock:
Basic	16,761	17,481
Diluted	16,761	17,553
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(2,981)	$12,182
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,108	1,945
Amortization of intangible assets	—	614
Loss on disposal of fixed assets	3	128
Stock-based compensation	278	452
Gain on sale of businesses	—	(17,000)
Deferred income taxes	(1)	(158)
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	127	1,516
Inventory	476	1,168
Prepaid expenses and other current assets	32	1,987
Other assets	7	76
Accounts payable	(2,848)	(4,539)
Partner commissions payable	—	(2,157)
Accrued royalties payables	(1,821)	(2,325)
Accrued and other liabilities	(4,198)	(4,057)
Accrued income tax provision	—	1,178
Assets and liabilities held for sale	—	(2,361)
Deferred revenue	(62)	(1,068)
Net cash used in operating activities	(9,880)	(12,419)
Cash Flows from Investing Activities:
Purchase of short-term investments	(4,216)	(6,225)
Purchase of property and equipment	(664)	(175)
Capitalization of software and website development costs	(465)	(662)
Proceeds from disposal of fixed assets	10	—
Change in restricted cash	—	(4,810)
Proceeds from sale of businesses, net of expenses paid	—	38,576
Net cash (used in) provided by investing activities	(5,335)	26,704
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(138)	(111)
Proceeds from exercise of common stock options	5	400
Repurchases of common stock	(176)	—
Net cash (used in) provided by financing activities	(309)	289
Change in cash of discontinued operations	—	966
Net (decrease) increase in cash and cash equivalents	(15,524)	15,540
Cash and cash equivalents — beginning of period	32,663	26,971
Cash and cash equivalents — end of period	$17,139	$42,511

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14	$22
Income taxes paid during the period	17	31
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	539	22
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
The Company’s facility in Louisville, Kentucky has innovative technology and manufacturing processes that enable the Company to provide high-quality customized products that are individually built to order. The Company’s proprietary processes enable the Company to produce a broad range of merchandise efficiently, cost effectively and quickly. The Company also maintains a diverse network of contract manufacturers that gives the Company the ability to broaden its manufacturing capabilities and produce in certain international locales.
Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K as filed on March 30, 2016 with the SEC.
Segments
The Company’s chief operating decision maker is its Chief Executive Officer, who manages the Company’s operations on a consolidated basis for purposes of allocating resources. As a result, the Company has a single operating segment which is the Company’s single reportable segment. All of the Company’s principal operations and decision-making functions are located in the United States.
Discontinued operations
Prior year financial statements have been recast to reflect the sale of the Company’s Art and Groups businesses in the first quarter of 2015 and the sale of EZ Prints, Inc. assets in the third quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued

operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.
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
As of March 31, 2016, the Company's market capitalization was approximately $61.8 million compared to its carrying value of $67.5 million, which did not, in management’s view, suggest that the fair value estimates used in its previous impairment assessment required any adjustment as this shortfall is considered to be a temporary event. In addition, since September 1, 2015, the date of its last goodwill impairment analysis, there have been no material changes to its operations or financial forecasts. The Company exceeded its Adjusted EBITDA (see definition on page 26) target for the fourth quarter of 2015 but failed to achieve its Adjusted EBITDA target for the first quarter of 2016. Subsequent to the end of the year and up through April 20, 2016, the market price of the Company's common stock fluctuated from a high of $3.99 on February 25th to a low of $3.11 on January 19th. Management believes this short-term volatility represents the temporary nature of its market capitalization as of March 31, 2016, and does not warrant an additional triggering event at this time. The Company plans to assess its performance in the second quarter of 2016 and its market capitalization trends and determine whether an impairment is necessary at that time.
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

The carrying amount of goodwill was $20.9 million as of March 31, 2016.
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
During the quarter ended December 31, 2013, the Company weighed both positive and negative evidence and determined that there is a need for the valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. As of March 31, 2016, the Company continues to maintain a full valuation allowance on its deferred tax assets.
Recent accounting pronouncements

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with the new revenue standard, see below. Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The ASU is effective for fiscal years beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. Adoption of the standard is not expected to have a material impact on the consolidated financial statements.

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

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$5,621	$—	$—	$5,621
Short-term investments:
Certificates of deposit, 90 days or greater	21,826	—	—	21,826
Total cash equivalents and short-term investments	$27,447	$—	$—	$27,447

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$24,116	$—	$—	$24,116
Short-term investments:
Certificates of deposit, 90 days or greater	17,610	—	—	17,610
Total cash equivalents and short term investments	$41,726	$—	$—	$41,726

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	March 31, 2016
	Fair Value	Level I
Cash equivalents:
Money market funds	$5,621	$5,621
Total financial assets	$5,621	$5,621

	December 31, 2015
	Fair Value	Level I
Cash equivalents:
Money market funds	$24,116	$24,116
Total financial assets	$24,116	$24,116
The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
As of March 31, 2016, the Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of March 31, 2016, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

3. Balance Sheet Items
Inventory, net are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$3,652	$4,118
Finished goods	29	38
Inventory in-transit	—	29
Less: reserve for obsolescence	(307)	(335)
Inventory, net	$3,374	$3,850

Property and equipment, net are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Building	$2,918	$1,816
Computer equipment and office furniture	6,912	13,401
Computer software	1,508	2,405
Internal use software and website development	10,111	9,638
Production equipment	18,536	18,595
Leasehold improvements	2,859	2,851
Total property and equipment	42,844	48,706
Less: accumulated depreciation and amortization	(33,696)	(40,082)
Property and equipment, net	$9,148	$8,624
Property and equipment acquired under capital leases are as follows (in thousands):

	March 31, 2016	December 31, 2015
Building	$35	$35
Less: accumulated depreciation	(35)	—
Building, net	$—	$35

Production equipment	$389	$389
Less: accumulated depreciation	(389)	(389)
Production equipment, net	$—	$—
Depreciation and amortization expense was $1.1 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.
Depreciation expense for assets under capital leases was $35 thousand and $84 thousand for the three months ended March 31, 2016 and 2015, respectively.

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Payroll and employee related expense	$1,972	$2,374
Other accrued liabilities	1,356	1,927
Production costs	952	3,245
Unclaimed royalty payments	830	830
Professional services	731	548
Construction in progress - building improvements	485	—
Accrued advertising	401	1,427
Royalties - minimum guarantee	99	118
Allowance for sales returns and chargebacks	60	232
Accrued liabilities	$6,886	$10,701

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$232	$294
Add: provision	474	842
Less: deductions and other adjustments	(646)	(1,027)
Balance, end of period	$60	$109

4. Discontinued Operations
In the first quarter of 2015, in order to improve the Company’s core business and further enhance stockholder value, the Company entered into definitive agreements to divest its Art and Groups businesses for a total of approximately $40.2 million in cash. The Art and Groups asset sales closed in the first fiscal quarter of 2015. The Company has classified the assets and liabilities associated with the Art and Groups businesses as assets and liabilities held for sale in the Company’s consolidated balance sheet at December 31, 2014 in accordance with ASC 360-10-45 which was prior to January 1, 2015, the effective date of the new accounting standards in relation to discontinued operations reporting. See Note 1. Business and Summary of Significant Accounting Policies, Recent Accounting Pronouncements. Therefore, the Company did not apply the new accounting standard to the divestitures of Art and Groups businesses although the businesses were disposed of after the effective date.
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
Income (loss) from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations, represents the net income from the disposal of assets and liabilities associated with the sale of Art and Groups in the first quarter of 2015, the impairment charge associated with the writedown of EZ Prints net assets to fair value in the second quarter of 2015, the gain on disposal of the EZ Prints business in the third quarter of 2015, as well as the historical operations of the Art, Groups, and EZ Prints businesses for all periods presented in accordance with ASC 205-20-55.
EZ Prints business asset sale
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZ Prints Holdings, Inc. (“EZP Holdings”). Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received and $0.5 million is in the form of a note receivable due on or before December 31, 2018. As part of the closing of the sale, the Company paid a current obligation of $1.25 million to one of the Company's current customers.
The Company also entered into a transition services agreement with EZP Holdings for a maximum period of one year from the closing date, a license agreement whereby the Company continues to have the right to use certain software, and cross fulfillment agreements whereby each party agrees to fulfill certain products for the other party. The Company's management is required to estimate the expected continuing cash flows against the cash flows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cash flows in relation to the transition services agreement, the license agreement, and the cross fulfillment agreements on a gross basis in relation to the expected cash flows of the disposed business and has concluded that these cash flows will be insignificant to the disposed business. The Company will have no involvement in the management of EZP Holdings. As a result, management has applied discontinued operations presentation to the EZ Prints business asset sale in accordance with the ASC 205-20-55.

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
The Company also entered into a transition services agreement with Circle Graphics for a period of one year from the closing date, and a commercial agreement whereby certain products purchased on the Company’s websites will be exclusively fulfilled by Circle Graphics for a period of three years following the closing date. There is no material relationship between the Company and Circle Graphics. Management is required to estimate the expected continuing cash flows against the cash flows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cash flows in relation to the commercial agreement and the transition services agreement on a gross basis in relation to the expected cash flows of the disposed business and has concluded that these cash flows will be insignificant to the disposed business. The Company will have no involvement in the management of Circle Graphics. As a result, management has applied discontinued operations presentation to the Art business asset sale in accordance with the ASC 205-20-55.
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
In connection with the sale of the Groups business, the Company also entered into a transition services agreement for a period of one year from the closing date and referral agreement with Logo Sportswear for a period of two years following the closing date. There is no material relationship between the Company and Logo Sportswear. Management is required to estimate the expected continuing cash flows against the cash flows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cash flows in relation to the referral agreement and the transition services agreement on a gross basis in relation to the expected cash flows of the disposed business and has concluded that these cash flows will be insignificant to the disposed business. The Company will have no involvement in the management of Logo Sportswear. As a result, management has applied discontinued operations presentation to the Groups business asset sale in accordance with the ASC 205-20-55.
Financial information for the combined discontinued operations is summarized as follows (in thousands):

Three Months Ended March 31, 2015
Net revenues	$15,952
Cost of net revenues	9,996
Gross profit	5,956
Operating expenses:
Sales and marketing	4,265
Technology and development	1,414
General and administrative	680
Total operating expenses	6,359
Loss from operations	(403)
Interest expense	(9)
Gain on sale of assets	17,000
Income before income taxes	16,588
Provision for income taxes	2,076
Net income from discontinued operations	$14,512

Condensed cash flow information for EZ Prints discontinued operations is summarized as follows (in thousands):

Three Months Ended March 31, 2015
Cash Flows from Operating Activities:
Net loss	$(345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275
Amortization of intangible assets	614
Gain on disposal of fixed assets	(6)
Stock-based compensation	17
Change in operating assets and liabilities	(1,398)
Net cash used in operating activities	(843)
Cash Flows from Investing Activities:
Purchase of property and equipment	(38)
Capitalization of software and website development costs	(85)
Net cash used in investing activities	(123)
Net decrease in cash and cash equivalents	(966)
Cash and cash equivalents — beginning of period	3,678
Cash and cash equivalents — end of period	$2,712

5. Line of Credit
In March 2013, the Company entered into a credit agreement which provides for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs. The credit line is available through June 2016 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at March 31, 2016 and December 31, 2015, and is secured by all assets of the Company.
In July 2014, the Company amended its credit agreement which extended the maximum amount available under the Company’s revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a Letter of Credit in connection with the amended facility lease agreement for $1.5 million. The letter of credit bears interest at 1.5% per annum and will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remained the same. Excluding the $1.5 million letter of credit, there were no draws against the facility as of March 31, 2016 and $5.0 million remained available.

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

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,168	$6.48	5.20	$118
Granted	—	—
Exercised	(1)	3.20
Forfeited	(43)	6.48
Outstanding — March 31, 2016	2,124	$6.48	5.05	$95
Vested and expected to vest — March 31, 2016	1,589	$7.12	4.63	$67
Options exercisable — March 31, 2016	945	$8.73	3.50	$34
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
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2015	329	$4.40
Granted	207	3.66
Vested	(20)	4.52
Forfeited and canceled	(7)	4.12
Awarded and unvested at March 31, 2016	509	$4.10
Stock-based compensation expense
Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of net revenues	$24	$40
Sales and marketing	59	94
Technology and development	29	71
General and administrative	166	224
Total stock-based compensation expense	$278	$429
Capitalizable stock-based compensation relating to software development was not significant for any period presented.

7. Stock Repurchase Program:
In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate, and may or may not be made pursuant to one or more Rule 10b5-1trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under a Rule 10b5-1trading plan, the Company may repurchase its shares regardless of any subsequent possession of material nonpublic information. The timing and amount of stock repurchased, if any, will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of The NASDAQ Stock Market), any additional constraints related to material inside information the Company may possess, and capital availability. This repurchase program was extended indefinitely by the Board of Directors in April 2016, however it can be terminated at any time.
During the three months ended March 31, 2016, the Company repurchased 47,858 shares of its common stock at an average cost of $3.62 per share for a total cost of $0.2 million. All repurchased shares were retired.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss from continuing operations	$(2,981)	$(2,330)
Income from discontinued operations, net of tax	—	14,512
Net (loss) income	$(2,981)	$12,182
Shares used in computing net (loss) income per share of common stock:
Basic	16,761	17,481
Diluted	16,761	17,553
Net (loss) income per share of common stock:
Basic:
Continuing operations	$(0.18)	$(0.13)
Discontinued operations	$—	$0.83
Total	$(0.18)	$0.70
Diluted:
Continuing operations	$(0.18)	$(0.13)
Discontinued operations	$—	$0.83
Total	$(0.18)	$0.69
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods in which the Company incurred a loss because including them would have been antidilutive:

	March 31,
	2016	2015
Stock options to purchase common stock	2,124	2,271
Restricted stock units	509	161

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
The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$16,209	$20,708
International	1,869	2,868
Total	$18,078	$23,576
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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our recent divestitures and potential impacts and anticipated benefits and consequences thereof and our ongoing obligations under the terms of the related agreements; our plans regarding any future divestitures; out plans for future services and enhancements of existing services; the benefits of our services, technology and manufacturing processes; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our revenues and growth rates from period to period and our valuation allowances; our expectations regarding the effect of seasonality and cyclicality on our business; critical accounting policies and the impact of any recent accounting pronouncements; customer acquisition costs as a driver of future growth; statements regarding continuing customer desire for custom products; the impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; the payment of any contingent consideration from our divestiture transactions; our belief that the strategic steps we have taken will provide us with resources required to focus on improving our core business, enhance stockholder value and strengthen our balance sheet; quarterly trends; our liquidity position and cash flows; anticipated cash needs and our capital requirements and our needs for additional financing and the potential impact; our ability to recognize and remedy issues with internal controls and accounting treatment thereof; benefits of non-GAAP financial results; our investment plans; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our expectations regarding the shift to mobile site access and the projected impact of such shift on our business; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; competition; sources of new revenue; management's beliefs regarding the Company's market capitalization; expectations with regard to meeting the financial covenants of our credit agreement; and expectations regarding our share repurchase program. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Strategic Transactions
EZ Prints business asset sale
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZ Prints Holdings, Inc. (“EZP Holdings”). Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement. Total consideration for the sale was $0.6 million, of which $0.1 million has been received and $0.5 million is in the form of a non-interest bearing note receivable due on or before December 31, 2018. As part of the closing of the sale, we paid a current obligation of $1.25 million to one of EZ Prints' current customers.
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
The consolidated statements of operations for all periods presented have been recast to reflect the sale of our Art and Groups business assets in the first fiscal quarter of 2015, and the sale of our EZ Prints business assets in the third fiscal quarter of 2015 within discontinued operations. Results of discontinued operations are excluded from Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.

As previously disclosed, our Board of Directors authorized the review of various strategic alternatives to streamline our operations, unlock shareholder value and strengthen our balance sheet, and retained Raymond James & Associates as our exclusive independent financial advisor to assist the Board of Directors in this review. The closed divestitures of our Art and Groups businesses are the successful result of our formal strategic evaluations process, which is now complete. Additionally, we divested our EZ Prints business in September 2015 using internal management resources as this divestiture was not part of the scope of our agreement with Raymond James. There are no additional planned divestitures being considered by management.

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
We monitor several key operating metrics from continuing operations including:

	Three Months Ended March 31,
	2016	2015
Key operating metrics:
Total number of orders	535,170	616,938
Average order size	$34	$36

Total number of orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the three month periods ended March 31, 2016, the decrease in orders is primarily the result of a decline in business volumes within our CafePress.com marketplace and in our retail partner channel.
Average order size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. The year-over-year decrease in average order size is primarily due to changes in our product category mix as we are selling higher volumes from categories such as Drinkware and Hobbies, which typically carry lower average unit prices, and lower volumes from categories such as Home and Wall Art, which typically carry higher average unit prices.

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

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form

10-K filed on March 30, 2016 with the SEC. We update our critical accounting policies and estimates in our periodic reports on Form 10-Q when they are modified or expected to be modified.
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
As of March 31, 2016, our market capitalization was approximately $61.8 million compared to our carrying value of $67.5 million, which did not, in management’s view, suggest that the fair value estimates used in our previous impairment assessment required any adjustment as this shortfall is considered to be a temporary event. In addition, since September 1, 2015, the date of our last goodwill impairment analysis, there have been no material changes to our operations or financial forecasts. We exceeded our Adjusted EBITDA (see definition on page 26) target for the fourth quarter of 2015 but failed to achieve our Adjusted EBITDA target for the first quarter of 2016. Subsequent to the end of the year and up through April 20, 2016, the market price of our common stock fluctuated from a high of $3.99 on February 25th to a low of $3.11 on January 19th. Management believes this short-term volatility represents the temporary nature of our market capitalization as of March 31, 2016, and does not warrant an additional triggering event at this time. We plan to assess our performance in the second quarter of 2016 and our market capitalization trends and determine whether an impairment is necessary at that time.
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
In the second quarter of 2015, we committed to a plan to divest our EZ Prints business. Certain assets and liabilities of the EZ Prints business have been classified as assets and liabilities held for sale in accordance with ASC 205-20-55 on our Consolidated Balance Sheets and have been included in discontinued operations for all periods presented as of June 30, 2015. In addition, condensed cash flow information for all periods presented is included. At this time, we reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value and such charge is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations. We completed the sale of our EZ Prints business in the third quarter of 2015 and recorded a gain on the sale of $0.3 million which is included in the "Other (expense) income, net" section of “Discontinued Operations” in the Consolidated Statement of Operations.

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2016	2015
Net revenues	100%	100%
Cost of net revenues	59	63
Gross profit	41	37
Operating expenses:
Sales and marketing	26	23
Technology and development	18	14
General and administrative	15	13
Total operating expenses	58	50
Loss from operations	(17)	(13)
Interest income	—	—
Interest expense	—	—
Other (expense) income	—	—
Loss before income taxes	(17)	(13)
Benefit from income taxes	—	(3)
Net loss from continuing operations	(16)%	(10)%
Effective tax rate	0.1%	23.0%

Comparison of the Three Months Ended March 31, 2016 and 2015
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net revenues	$18,078	$23,576	$(5,498)	(23)%
Cost of net revenues	10,643	14,874	(4,231)	(28)
Gross profit	7,435	8,702	(1,267)	(15)
Operating expenses:
Sales and marketing	4,612	5,416	(804)	(15)
Technology and development	3,184	3,197	(13)	—
General and administrative	2,636	3,147	(511)	(16)
Total operating expenses	10,432	11,760	(1,328)	(11)
Loss from operations	(2,997)	(3,058)	61	(2)
Interest income	33	5	28	560
Interest expense	(14)	(14)	—	—
Other (expense) income, net	(5)	42	(47)	(112)
Loss before income taxes	(2,983)	(3,025)	42	(1)
Benefit from income taxes	(2)	(695)	693	(100)
Net loss from continuing operations	$(2,981)	$(2,330)	$(651)	28%

Net revenues
Net revenues decreased $5.5 million, or 23%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in revenue resulted from lower order volumes across both our CafePress.com domains and our retail partner channel. The decline in revenue is primarily attributable to changes to our marketing focus designed to increase contribution margin levels. The primary drivers of that strategy have been changes to pricing and promotional activities and a reduction in our variable advertising expenses. To a lesser extent, the decline in revenue is also attributable to exiting a number of channels and eliminating a substantial number of products from our retail offering. Within CafePress.com, lower revenue from our Marketplace was the most significant contributor to the overall decline. Within our retail partner channel, lower revenue from our feed partnerships was the most significant contributor to the overall decline. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $4.2 million, or 28%, for the three months ended March 31, 2016 compared to the same period in 2015. Cost of net revenues was 59%, as a percentage of net revenues, for the three months ended March 31, 2016 and 63% for the same period in 2015. Within cost of net revenues, the variable components of materials and commissions collectively decreased as a percentage of net revenues by approximately 5.0 percentage points. Partially offsetting these declines, the cost of labor increased by approximately 1.0 percentage point. The resulting improvement in gross profit margin is driven by changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes.
Sales and marketing
Sales and marketing expenses decreased $0.8 million, or 15%, for the three months ended March 31, 2016 compared to the same period in 2015. Sales and marketing expenses were 26% of net revenues for the three months ended March 31, 2016 compared to 23% for the same period in 2015. The decrease in absolute dollars in sales and marketing expenses consists of a $0.9 million reduction in variable costs, partially offset by a $0.1 million increase in fixed costs. The decline in variable costs is primarily due to reductions in keyword and other online advertising expenses as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, our variable sales and marketing expenses also declined due to lower customer service costs and a decrease in credit card processing fees. Within fixed costs, the increase is primarily driven by expenses associated with our new customer marketing database.

Technology and development
Technology and development expenses were flat for the three months ended March 31, 2016 as compared to the same period in 2015. Technology and development expenses were 18% of net revenues in the three months ended March 31, 2016 compared to 14% in the same period in 2015. Within technology and development expenses personnel-related costs increased by $0.3 million as the Company has increased headcount to support strategic investments in its technology platforms. Offsetting this increase was a $0.3 million decrease in depreciation expense.
General and administrative
General and administrative expenses decreased $0.5 million, or 16%, for the three months ended March 31, 2016 compared to the same period in 2015. General and administrative expenses were 15% of net revenues in the three months ended March 31, 2016 compared to 13% in the same period in 2015. The decrease in absolute dollars was primarily due to reductions in personnel-related costs of approximately $0.4 million and lower professional services fees of $0.2 million. The savings in professional services fees primarily consist of lower legal and external audit expenses. Additionally, facilities costs declined by $0.1 million, primarily due to a reduction in rent expense from the relocation of the company's California office within the quarter. These decreases were partially offset by a $0.2 million increase in other operating expenses.
Benefit from income taxes
We recorded a $2 thousand and $0.7 million benefit from income taxes for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 0.1% and 23.0% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the effective tax rate was different than the statutory tax rate primarily due to the net loss generated while maintaining a full valuation allowance against deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal. For the three months ended March 31, 2015, a benefit from the utilization of the deferred tax assets, resulting from income in discontinued operations, was recognized as part of the annual estimated tax rate applied to the year-to-date income (loss) from continuing operations.  The related income tax expense was recorded in discontinued operations. This benefit was reversed in the third quarter of 2015.

Our income tax rate may fluctuate from quarter to quarter as a result of factors such as changes in tax law, change in the valuation allowance, and the impact of discrete items.

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

Liquidity and Capital Resources
As of March 31, 2016, we had cash, cash equivalents, and short-term investments totaling $39.0 million. In the first quarter of 2015, we completed the asset sales of our Art and Groups businesses for a total of $37.7 million, net of expenses, $3.4 million of which is being held in escrow accounts which is expected to be released in the second quarter of 2016 assuming there are no claims for indemnification outstanding against us at that time. We anticipate receiving the full amount of the escrow. In the third quarter of 2015, we completed the asset sale of our EZ Prints business for which we received $0.1 million in cash and a non-interest bearing note receivable for $0.5 million due in 2018.
In March 2013, we entered into a loan and security agreement which provided for a revolving credit facility of $5.0 million to fund acquisitions, share repurchases and other general corporate needs through June 2016 and which bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%.
In July 2014, we amended our loan and security agreement, which extended the maximum amount available under our revolving credit facility from $5.0 million to $6.5 million, and simultaneously entered into a letter of credit in connection with our amended facility lease agreement for $1.5 million. The letter of credit will expire no later than September 15, 2020. All other terms, conditions, covenants and the interest rate under the original March 2013 credit facility remain the same. Excluding the $1.5 million letter of credit, there were no draws against the facility as of March 31, 2016 and $5.0 million remained available.This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at March 31, 2016, and is secured through all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
In April, 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. The Board's approval extends the program indefinitely, however, the Board reserves the right to terminate the program at any time. As of March 31, 2016, we have used $4.4 million of cash to repurchase 979,522 shares of our common stock. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.
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

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(9,880)	$(12,419)
Net cash (used in) provided by investing activities	$(5,335)	$26,704
Net cash (used in) provided by financing activities	$(309)	$289
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
In the three months ended March 31, 2016, net cash used in operations was $9.9 million, primarily due to a $1.6 million reduction in net loss adjusted for non-cash items, primarily depreciation and stock based compensation, and an $8.3 million change in working capital items. Working capital decreased primarily due to the seasonal decrease in accounts payable, accrued liabilities, and royalties payable that we experience in the first quarter of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter. As a result of the sale of the EZ Prints business, there were no partner commissions payable in the first quarter of 2016, compared to a $2.2 million net use of cash in the first quarter of 2015.
In the three months ended March 31, 2015, net cash used by operations was $12.4 million, primarily due to a $1.8 million reduction in net income adjusted for non-cash items and a $10.6 million change in working capital items. Non-cash items, which totaled $14.0 million, was primarily due to the gain on the sale of the Art and Groups businesses of $17.0 million, partially offset by depreciation and amortization of $2.6 million and stock-based compensation of $0.5 million. Working capital decreased primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first quarter of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter.
Cash flows from investing activities
In the three months ended March 31, 2016, net cash used in investing activities was $5.3 million, consisting primarily of $4.2 million in purchases of short-term investments and $1.1 million in capital expenditures.
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
Cash flows from financing activities
In the three months ended March 31, 2016, net cash used in financing activities was $0.3 million, due to $0.2 million in repurchases of common stock and $0.1 million in payments on capital lease obligations.
In the three months ended March 31, 2015, net cash provided by financing activities was $0.3 million, primarily due to $0.4 million of proceeds from the exercise of stock options, partially offset by $0.1 million in payments on capital lease obligations.

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
The following shows the trend of Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2016	2015
Net Revenues	$18,078	$23,576
Non-GAAP Adjusted EBITDA	(1,611)	(963)
% of net revenues	(8.9)%	(4.1)%

The following table presents a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss from continuing operations	$(2,981)	$(2,330)
Non-GAAP adjustments:
Interest and other (income) expense	(14)	(33)
Benefit from income taxes	(2)	(695)
Depreciation and amortization	1,108	1,666
Stock-based compensation	278	429
Adjusted EBITDA	$(1,611)	$(963)
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
The following table presents the calculation of contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2016		2015
Net revenues	$18,078	100%	$23,576	100%
Cost of net revenues	10,643	59	14,874	63
Gross profit	7,435	41	8,702	37
Non-GAAP adjustments:
Add: Stock-based compensation	24	—	40	—
Less: Variable sales and marketing costs	(2,580)	(14)	(3,474)	(15)
Contribution margin (from continuing operations)	$4,879	27%	$5,268	22%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $39.0 million and $50.3 million as of March 31, 2016 and December 31, 2015, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of March 31, 2016, we had goodwill of $20.9 million. Goodwill impairment analysis and measurement is a process that requires significant judgment. In addition to our annual goodwill impairment test at July 1, 2015, we have carried out additional goodwill impairment tests as of March 31, 2015, June 30, 2015, and September 1, 2015 due to the divestiture of our Art, Groups, and EZ Prints businesses in the first nine months of 2015. These tests have indicated that there was no impairment as of those dates. Our stock price has declined since our September 1, 2015 impairment test. We consider this decline temporary in nature as there were no material changes in our operations that caused such decline. Financial and credit market volatility directly impacts fair value measurement through our company’s estimated weighted average cost of capital used to determine discount rate, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. continued adverse market conditions could have a further impact on the fair value of our reporting unit that could result in future impairments of goodwill, intangible and other long-lived assets.
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
Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of March 31, 2016, we had seven issued patents and one patent pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.
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
For example, from March 29, 2012 through March 31, 2016, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of March 31, 2016 and December 31, 2015, our stock price closed at $3.69 and $3.84, respectively.
We have a relatively small public float, which may further contribute to volatility in our stock price.
We have a relatively small public float due to the ownership percentage of our executive officers and directors and greater than 10% stockholders. In addition, in April 2016, the Company's Board of Directors approved the extension of its existing share repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. The Board's approval extends the program indefinitely, however, the Board reserves the right to terminate the program at any time. Through March 31, 2016, 979,522 shares had been repurchased, and 2,520,478 shares remained available for purchase under the extended program. As a result, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other significant stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.
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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in 2015, we have repurchased an aggregate of 979,522 shares for a total of $4.4 million. We are authorized to repurchase up to 3.5 million shares of common stock under the repurchase program.
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
In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. In April 2016, the Company's Board of Directors approved an extension of this program. The Board's approval extends the term of the program indefinitely, however, the Board reserves the right to terminate the program at any time. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Share repurchase activity during the three months ended March 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2016	14,177	$3.79	14,177	$11,525
February 1 - 29, 2016	—	$—	—	$11,525
March 1 - 31, 2016	33,681	$3.62	33,681	$11,403
Total	47,858	$3.67	47,858

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)	2016 Cash Bonus Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.

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

Date: May 6, 2016	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
Garett Jackson

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)	2016 Cash Bonus Plan.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.

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