Form 10-Q
period 2016-06-30
CAFEPRESS INC.
filed 2016-08-04
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 16,689,356 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,330	$32,663
Short-term investments	23,066	17,610
Accounts receivable	614	680
Inventory, net	2,793	3,850
Deferred costs	626	619
Restricted cash	—	3,417
Prepaid expenses and other current assets	3,360	2,413
Total current assets	45,789	61,252
Property and equipment, net	10,055	8,624
Goodwill	—	20,899
Other assets	705	608
TOTAL ASSETS	$56,549	$91,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,387	$3,938
Accrued royalties payable	2,290	4,292
Accrued liabilities	6,457	10,701
Deferred revenue	929	864
Capital lease obligation, current	583	565
Total current liabilities	11,646	20,360
Capital lease obligation, non-current	50	347
Other long-term liabilities	218	353
TOTAL LIABILITIES	11,914	21,060

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2016 and December 31, 2015; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 16,707 and 16,766 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Treasury stock; 50 shares at December 31, 2015	—	(203)
Additional paid-in capital	99,413	99,344
Accumulated deficit	(54,780)	(28,820)
TOTAL STOCKHOLDERS’ EQUITY	44,635	70,323
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,549	$91,383
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$19,841	$21,764	$37,919	$45,340
Cost of net revenues	11,622	12,876	22,265	27,750
Gross profit	8,219	8,888	15,654	17,590
Operating expenses:
Sales and marketing	4,320	4,195	8,932	9,611
Technology and development	3,316	2,792	6,500	5,989
General and administrative	3,036	3,194	5,672	6,341
Impairment charges	20,899	—	20,899	—
Restructuring costs	—	526	—	526
Total operating expenses	31,571	10,707	42,003	22,467
Loss from operations	(23,352)	(1,819)	(26,349)	(4,877)
Interest income	41	17	74	22
Interest expense	(12)	(13)	(26)	(27)
Other (expense) income, net	(58)	23	(63)	65
Loss before income taxes	(23,381)	(1,792)	(26,364)	(4,817)
Benefit from income taxes	(402)	(718)	(404)	(1,413)
Net loss from continuing operations	(22,979)	(1,074)	(25,960)	(3,404)
(Loss) income from discontinued operations, net of tax	—	(7,704)	—	6,808
Net (loss) income	$(22,979)	$(8,778)	$(25,960)	$3,404

Net (loss) income per share of common stock:
Basic:
Continuing operations	$(1.37)	$(0.06)	$(1.55)	$(0.19)
Discontinued operations	$—	$(0.44)	$—	$0.39
Diluted:
Continuing operations	$(1.37)	$(0.06)	$(1.55)	$(0.19)
Discontinued operations	$—	$(0.44)	$—	$0.39
Shares used in computing net (loss) income per share of common stock:
Basic	16,742	17,455	16,775	17,468
Diluted	16,742	17,455	16,775	17,531
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(25,960)	$3,404
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,140	3,816
Amortization of intangible assets	—	1,229
(Gain) loss on disposal of fixed assets	(16)	217
Stock-based compensation	746	891
Goodwill impairment	20,899	—
Impairment charges - assets held for sale	—	7,311
Gain on sale of businesses	—	(17,062)
Deferred income taxes	(350)	(140)
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	66	2,215
Inventory	1,057	1,858
Prepaid expenses and other current assets	(954)	957
Other assets	7	124
Accounts payable	(2,668)	(6,717)
Partner commissions payable	—	(2,003)
Accrued royalties payables	(2,002)	(2,404)
Accrued and other liabilities	(4,146)	(5,757)
Assets and liabilities held for sale	—	(1,849)
Deferred revenue	65	(1,153)
Net cash used in operating activities	(11,116)	(15,063)
Cash Flows from Investing Activities:
Purchase of short-term investments	(9,920)	(14,424)
Proceeds from maturities of short-term investments	4,464	—
Purchase of property and equipment	(2,263)	(377)
Capitalization of software and website development costs	(1,172)	(1,349)
Proceeds from disposal of fixed assets	29	—
Change in restricted cash	3,417	(3,417)
Proceeds from sale of businesses, net of expenses paid	—	37,653
Net cash (used in) provided by investing activities	(5,445)	18,086
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(279)	(223)
Proceeds from exercise of common stock options	5	390
Repurchases of common stock	(498)	(2,287)
Net cash used in financing activities	(772)	(2,120)
Change in cash of discontinued operations	—	424
Net (decrease) increase in cash and cash equivalents	(17,333)	1,327
Cash and cash equivalents — beginning of period	32,663	26,971
Cash and cash equivalents — end of period	$15,330	$28,298

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26	$43
Income taxes paid during the period	17	81
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	160	2
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
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
In the second quarter of 2016, the Company's common stock price experienced a further, sustained decline resulting in a diminished market capitalization. The common stock fell to a low of $3.10 per share on May 12, 2016 and had an average closing price of $3.21 from the date following the earnings release through May 31, 2016, the end of its fiscal month. On May 31, 2016, the Company’s market capitalization was $55.8 million compared to its carrying value of $66.0 million. Over the same time period, market capitalizations of peer group companies and the overall U.S. stock market recovered. Based upon the Company's declining market capitalization and shortfall from financial targets, the Company concluded that a triggering event had occurred and proceeded with an interim goodwill impairment test as of May 31, 2016. In performing the impairment test, the Company determined the fair value of its single reporting unit using an average of the income and market approaches. Under the income approach, the Company estimated fair value based on a discounted cash flow model using a 19% discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. A long term cash flow growth rate of 5% was used to determine the terminal value. Under the market approach, the Company calculated its fair value using a control premium of 20%. The control premium was not applied to its cash and short term investment assets. Based upon the Company's latest financial forecasts, and market capitalization, the step one analysis indicated that an impairment was likely and proceeded with a step two analysis.
The Company, with the assistance of a third party valuation firm, performed step two of the goodwill impairment test which is a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Company was being acquired in a business combination in a non-taxable transaction as applied in the first step, including any significant increases in the fair value of tangible property and intangible assets. Assessing the fair value of goodwill includes making assumptions about future cash flows, discount rates and asset lives using then best available information. These assumptions are subject to a high degree of complexity and judgment. As part of the step two analysis, significant unrecorded intangible assets were identified, which included developed technology intangibles. Based on the Company’s step two analysis, the implied fair value of the Company's goodwill was zero. As a result, the Company recorded a $20.9 million non-cash goodwill impairment charge in the second quarter of fiscal 2016, which was reflected as Impairment charges in the consolidated statements of operations. The goodwill impairment charge did not adversely affect the Company’s cash flow, liquidity or compliance with financial covenants.

The change in the carrying amount of goodwill is as follows:

Carrying Amount
Balance at December 31, 2015	$20,899
Impairment of goodwill	(20,899)
Balance at June 30, 2016	$—

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
The Company has weighed both positive and negative evidence and has determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. As of June 30, 2016, the Company maintains a valuation allowance on substantially all of its deferred tax assets.
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

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$6,623	$—	$—	$6,623
Short-term investments:
Certificates of deposit, 90 days or greater	23,066	—	—	23,066
Total cash equivalents and short-term investments	$29,689	$—	$—	$29,689

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$24,116	$—	$—	$24,116
Short-term investments:
Certificates of deposit, 90 days or greater	17,610	—	—	17,610
Total cash equivalents and short term investments	$41,726	$—	$—	$41,726

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	June 30, 2016
	Fair Value	Level I
Cash equivalents:
Money market funds	$6,623	$6,623
Total financial assets	$6,623	$6,623

	December 31, 2015
	Fair Value	Level I
Cash equivalents:
Money market funds	$24,116	$24,116
Total financial assets	$24,116	$24,116
The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
As of June 30, 2016, the Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of June 30, 2016, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

3. Balance Sheet Items
Inventory, net are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$3,136	$4,118
Finished goods	—	38
Inventory in-transit	27	29
Less: reserve for obsolescence	(370)	(335)
Inventory, net	$2,793	$3,850
Property and equipment, net are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Building	$3,601	$1,816
Computer equipment and office furniture	7,374	13,401
Computer software	1,549	2,405
Internal use software and website development	10,829	9,638
Production equipment	18,532	18,595
Leasehold improvements	2,872	2,851
Total property and equipment	44,757	48,706
Less: accumulated depreciation and amortization	(34,702)	(40,082)
Property and equipment, net	$10,055	$8,624
Depreciation and amortization expense was $1.0 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively.

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Payroll and employee related expense	$1,922	$2,374
Production costs	1,105	3,245
Accrued sales and business taxes	844	1,180
Unclaimed royalty payments	830	830
Professional services	626	548
Other accrued liabilities	554	747
Accrued advertising	427	1,427
Royalties - minimum guarantee	99	118
Allowance for sales returns and chargebacks	50	232
Accrued liabilities	$6,457	$10,701
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$60	$109	$232	$294
Add: provision	518	554	992	1,396
Less: deductions and other adjustments	(528)	(556)	(1,174)	(1,583)
Balance, end of period	$50	$107	$50	$107

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
Art business asset sale
On March 1, 2015, the Company sold its Art business, which enabled users to transform photographs and images into canvas works of art, pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”). The Company received proceeds of $28.5 million, net of expenses, of which $2.4 million was placed in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Circle Graphics and the escrow agent. The amount in escrow was released in its entirety in June 2016.
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
Groups business asset sale
On March 6, 2015, the Company sold its Groups business, which provided personalized apparel and merchandise for groups and organizations through its e-commerce websites, pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”). The Company received proceeds of $9.2 million, net of expenses, of which $1.0 million was placed in escrow for its indemnification obligations pursuant to an escrow agreement between the Company, Logo Sportswear and the escrow agent. The amount in escrow was released in its entirety in June 2016.
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

Financial information for the combined discontinued operations is summarized as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net revenues	$3,888	$19,840
Cost of net revenues	2,892	12,888
Gross profit	996	6,952
Operating expenses:
Sales and marketing	373	4,638
Technology and development	1,153	2,567
General and administrative	413	1,093
Impairment charges	7,311	7,311
Total operating expenses	9,250	15,609
Loss from operations	(8,254)	(8,657)
Interest expense	(8)	(17)
Gain on sale of assets	62	17,062
Income before income taxes	(8,200)	8,388
Provision for income taxes	(496)	1,580
Net income from discontinued operations	$(7,704)	$6,808
Condensed cash flow information for EZ Prints discontinued operations is summarized as follows (in thousands):

Six Months Ended June 30, 2015
Cash Flows from Operating Activities:
Net loss	$(8,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555
Amortization of intangible assets	1,229
Stock-based compensation	32
Impairment charge	7,311
Change in operating assets and liabilities	(1,265)
Net cash used in operating activities	(249)
Cash Flows from Investing Activities:
Purchase of property and equipment	(48)
Capitalization of software and website development costs	(127)
Net cash used in investing activities	(175)
Net decrease in cash and cash equivalents	(424)
Cash and cash equivalents — beginning of period	3,678
Cash and cash equivalents — end of period	$3,254

5. Line of Credit
The Company has a credit agreement which provides for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs. The credit line is available through June 2017 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at June 30, 2016 and December 31, 2015, and is secured by all assets of the Company. In connection with the Company's facility lease in Louisville, Kentucky, the Company is required to have a $1.5 million letter of credit to guarantee the lease. The letter of credit bears interest at 1.5% per annum and will expire no later than September 15, 2020. Excluding the $1.5 million letter of credit, there were no draws against the facility as of June 30, 2016 and $5.0 million remained available.

6. Stock-Based Compensation
Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,168	$6.48	5.20	$118
Granted	723	3.61
Exercised	(1)	3.20
Forfeited	(234)	10.68
Outstanding — June 30, 2016	2,656	$5.33	6.44	$27
Vested and expected to vest - June 30, 2016	1,771	$5.97	5.65	$21
Options exercisable — June 30, 2016	887	$7.53	4.30	$11
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
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2015	329	$4.40
Granted	493	3.56
Vested	(86)	4.24
Forfeited and canceled	(15)	4.60
Awarded and unvested at June 30, 2016	721	$3.84
Stock-based compensation expense

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. In the three and six months ended June 30, 2016, the Company calculated volatility using its historical volatility as it had sufficient public trading history. In all prior periods, expected volatility is based upon the volatility of a group of publicly traded industry peer companies. The expected term of options granted gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term.  In all prior periods, expected term was calculated using the simplified method. For all periods presented, the risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life and a dividend yield of zero is applied since the Company has not historically paid dividends and has no intention to pay dividends in the near future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	6.2	4.9	6.2	4.9
Risk-free interest rate	1.5%	1.3%	1.5%	1.3%
Expected volatility	58%	47%	58%	47%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Included in the stock option grants for the six months ended June 30, 2016 are 623,000 non-statutory stock options that have both performance criteria tied to the Company’s 2016 financial performance and three year service criteria. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed. As of June 30, 2016, the Company has estimated that it is not probable that the performance criteria will be met and, accordingly, no stock compensation expense for the performance shares has been recorded.
Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of net revenues	$12	$42	$36	$82
Sales and marketing	78	100	137	194
Technology and development	29	32	58	103
General and administrative	349	249	515	473
Total stock-based compensation expense	$468	$423	$746	$852
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
Share repurchase activity was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total number of shares repurchased	98	489	146	489
Aggregate cost of shares repurchased	$322	$2,287	$498	$2,287
Average cost per share	$3.28	$4.67	$3.41	$4.67

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(22,979)	$(1,074)	$(25,960)	$(3,404)
(Loss) income from discontinued operations, net of tax	—	(7,704)	—	6,808
Net (loss) income	$(22,979)	$(8,778)	$(25,960)	$3,404
Shares used in computing net (loss) income per share of common stock:
Basic	16,742	17,455	16,775	17,468
Diluted	16,742	17,455	16,775	17,531
Net (loss) income per share of common stock:
Basic:
Continuing operations	$(1.37)	$(0.06)	$(1.55)	$(0.19)
Discontinued operations	$—	$(0.44)	$—	$0.39
Total	$(1.37)	$(0.50)	$(1.55)	$0.19
Diluted:
Continuing operations	$(1.37)	$(0.06)	$(1.55)	$(0.19)
Discontinued operations	$—	$(0.44)	$—	$0.39
Total	$(1.37)	$(0.50)	$(1.55)	$0.19
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods in which the Company incurred a loss because including them would have been antidilutive:

	June 30,
	2016	2015
Stock options to purchase common stock	2,656	2,321
Restricted stock units	721	391

9. Geographic Information
The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2015	2014
United States	$17,709	$19,127	$33,918	$39,835
International	2,132	2,637	4,001	5,505
Total	$19,841	$21,764	$37,919	$45,340
All of the Company’s long-lived assets are located in the United States.

10. Related Party Transaction
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company and $0.5 million is in the form of a non-interest bearing note receivable which is outstanding at June 30, 2016 and it is due on or before December 31, 2018.

11. Subsequent Events
On August 1, 2016, the Company initiated a plan to transition portions of the remaining workforce in Hayward, California to our headquarters in Louisville, Kentucky. This is an effort to continue to find efficiencies in our operations and streamline the company. The California office has approximately 34 employees in various roles related to marketing, technology, legal and accounting. Approximately 17 employees were terminated on August 1, transition plans for five others were set in place, and the remainder will work remotely for the foreseeable future. No immediate plans have been established for the physical office in Hayward, California. The financial impact is not fully determinable at this time, but charges including severance, recruiting costs, paid benefits, and lease breakage are expected to be recorded as a restructuring charge in the third and fourth quarters. At this time, the Company does not believe the transition will be material to our ongoing efforts to revitalize the operation.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about our recent divestitures and potential impacts and anticipated benefits and consequences thereof and our ongoing obligations under the terms of the related agreements; our plans regarding any future divestitures; our plans for future services and enhancements of existing services; the benefits of our services, technology and manufacturing processes; our expectations regarding our expenses and revenue, including statements about our expectations as to the variability of our revenues and growth rates from period to period and our valuation allowances; our expectations regarding the effect of seasonality and cyclicality on our business; critical accounting policies and the impact of any recent accounting pronouncements; customer acquisition costs as a driver of future growth; statements regarding continuing customer desire for custom products; the impairment of goodwill; anticipated trends and challenges in our business and the markets in which we operate; the payment of any contingent consideration from our divestiture transactions; quarterly trends; our liquidity position and cash flows; anticipated cash needs and our capital requirements and our needs for additional financing and the potential impact; our expectations regarding our ability to meet our financial covenants under our credit agreement; our ability to recognize and remedy issues with internal controls and accounting treatment thereof; benefits of non-GAAP financial results; our investment plans; our anticipated growth strategies; our expectations with respect to raw materials and suppliers; the impact of production issues and delayed orders; our expectations regarding the volatility of cash provided by operating activities and the causes thereof; our ability to retain and attract customers and drive traffic to our websites; our expectations regarding the shift to mobile site access and the projected impact of such shift on our business; our regulatory environment; our legal proceedings and related risks and impact and timing of costs related thereto; our expectations with regard to how changes in market interest rates would affect us; our exposure to foreign currency exchange rate fluctuations; the impact of inflationary pressures; intellectual property; competition; sources of new revenue; management's beliefs regarding the Company's market capitalization; expectations with regard to meeting the financial covenants of our credit agreement; and expectations regarding our share repurchase program. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risks set forth throughout this Report, including under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Groups business asset sale
On March 6, 2015, we completed the sale of our Groups business, which provided personalized apparel and merchandise for groups and organizations through our e-commerce websites (“Groups”), pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”). We received proceeds of $9.2 million, net of expenses, of which $1.0 million was placed in escrow for our indemnification obligations pursuant to an escrow agreement between us, Logo Sportswear and the escrow agent. The amount in escrow was released in its entirety in June 2016.
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

Art business asset sale
On March 1, 2015, we sold our Art business, which enabled users to transform photographs and images into canvas works of art, pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”). We received proceeds of $28.5 million, net of expenses, of which $2.4 million was placed in escrow for its indemnification obligations pursuant to an escrow agreement between Circle Graphics, the escrow agent, and us. The amount in escrow was released in its entirety in June 2016.
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
On July 18, 2016, Garett Jackson provided notice of his resignation from his position as Chief Financial Officer effective August 26, 2016, in order to accept a leadership role in another company. Phillip L. Milliner, Jr., 40, has been appointed Chief Financial Officer of the Company, effective August 29, 2016. Mr. Milliner will report to the Company’s Chairman and Chief Executive Officer, Fred E. Durham, III. Mr. Jackson will remain with the Company through August to assist and facilitate a smooth transition.
We monitor several key operating metrics from continuing operations including:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Key operating metrics:
Total number of orders	589,046	608,956	1,124,216	1,225,894
Average order size	$34	$36	$34	$36

Total number of orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the three and six month periods ended June 30, 2016, the decrease in orders is primarily the result of a decline in business volumes within our CafePress.com marketplace and in our retail partner channel.
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
Operating expenses
Operating expenses consist of sales and marketing, technology and development, general and administrative expenses, impairment charges, and restructuring costs.
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
Technology and development
Technology and development expenses consist of costs incurred for engineering, network operations, and information technology, including personnel expenses, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over the estimated useful lives ranging from two to three years. We expect heightened investments in technology and development, which are both capitalized and expensed, to continue for the foreseeable future.
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
In the second quarter of 2016, our common stock price experienced a further, sustained decline resulting in a diminished market capitalization. The common stock fell to a low of $3.10 per share on May 12, 2016 and had an average closing price of $3.21 from the date following the earnings release through May 31, 2016, the end of our fiscal month. On May 31, 2016, the Company’s market capitalization was $55.8 million compared to its carrying value of $66.0 million. Over the same time period, market capitalizations of peer group companies and the overall U.S. stock market recovered. Based upon our declining market capitalization and shortfall from our financial targets, we concluded that a triggering event had occurred and proceeded with an interim goodwill impairment test as of May 31, 2016. In performing the impairment tests, we determined the fair value of our single reporting unit using an average of the income and market approaches. Under the income approach, we estimated fair value based on a discounted cash flow model using a 19% discount rate determined by management to be commensurate with the risk inherent in our current business model. A long term cash flow growth rate of 5% was used to determine the terminal value. Under the market approach, we calculated fair value using a control premium of 20%. The control premium was not applied to our cash and short term investment assets. Based upon our latest financial forecasts, and market capitalization, the step one analysis indicated that an impairment was likely and proceeded with a step two analysis.
With the assistance of a third party valuation firm, we performed step two of the goodwill impairment test which is a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Company was being acquired in a business combination in a non-taxable transaction as applied in the first step, including any significant increases in the fair value of tangible property and intangible assets. Assessing the fair value of goodwill includes making assumptions about future cash flows, discount rates and asset lives using then best available information. These assumptions are subject to a high degree of complexity and judgment. As part of the step two analysis, significant unrecorded intangible assets were identified, which included developed technology intangibles. Based on our step two analysis, the implied fair value of our recorded goodwill was zero.  As a result, we recorded a $20.9 million non-cash goodwill impairment charge in the second quarter of fiscal 2016, which was reflected as Impairment charges in the consolidated statements of operations. The goodwill impairment charge did not adversely affect our cash flow, liquidity or compliance with financial covenants.
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

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	100%	100%	100%	100%
Cost of net revenues	59	59	59	61
Gross profit	41	41	41	39
Operating expenses:
Sales and marketing	22	19	24	21
Technology and development	17	13	17	13
General and administrative	15	15	15	14
Impairment charges	105	—	55	—
Restructuring	—	2	—	1
Total operating expenses	159	49	111	50
Loss from operations	(118)	(8)	(69)	(11)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income	—	—	—	—
Loss before income taxes	(118)	(8)	(70)	(11)
Benefit from income taxes	(2)	(3)	(1)	(3)
Net loss from continuing operations	(116)%	(5)%	(68)%	(8)%
Effective tax rate	1.7%	40.1%	1.5%	29.3%
Comparison of the Three Months Ended June 30, 2016 and 2015
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Net revenues	$19,841	$21,764	$(1,923)	(9)%
Cost of net revenues	11,622	12,876	(1,254)	(10)
Gross profit	8,219	8,888	(669)	(8)
Operating expenses:
Sales and marketing	4,320	4,195	125	3
Technology and development	3,316	2,792	524	19
General and administrative	3,036	3,194	(158)	(5)
Impairment charges	20,899	—	20,899	NM
Restructuring	—	526	(526)	(100)
Total operating expenses	31,571	10,707	20,864	195
Loss from operations	(23,352)	(1,819)	(21,533)	NM
Interest income	41	17	24	141
Interest expense	(12)	(13)	1	(8)
Other (expense) income, net	(58)	23	(81)	(352)
Loss before income taxes	(23,381)	(1,792)	(21,589)	NM
Benefit from income taxes	(402)	(718)	316	(44)
Net loss from continuing operations	$(22,979)	$(1,074)	$(21,905)	NM
NM = Not meaningful

Net revenues
Net revenues decreased $1.9 million, or 9%, for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in revenue resulted from lower order volumes across both our CafePress.com domains and our retail partner channel. The decline in revenue has largely moderated as compared to previous quarters as the company has achieved increased stability with changes to our marketing focus and increased contribution margin levels. Within CafePress.com, lower revenue from our create and buy and shops platforms were the most significant contributors to the overall decline. Within our retail partner channel, lower revenue from our corporate shops platform was the most significant contributor to the overall decline. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $1.3 million, or 10%, for the three months ended June 30, 2016 compared to the same period in 2015. Cost of net revenues was 59%, as a percentage of net revenues, for the three months ended June 30, 2016 and the same period in 2015. Within cost of net revenues, the variable components of materials and commissions collectively decreased as a percentage of net revenues by approximately 2.9 percentage points. This was partially offset by an increase in the cost of order shipping of approximately 2.3 percentage points. The resulting improvement of approximately 0.6 percentage points in gross profit margin is driven by increased stability in our pricing and promotional strategy and continued improvements in the optimization of our manufacturing processes.
Sales and marketing
Sales and marketing expenses increased $0.1 million, or 3%, for the three months ended June 30, 2016 compared to the same period in 2015. Sales and marketing expenses were 22% of net revenues for the three months ended June 30, 2016 compared to 19% for the same period in 2015. The increase in absolute dollars in sales and marketing expenses consists of a $0.1 million increase in fixed costs while variable costs remained flat. Within fixed costs, the increase is primarily driven by expenses associated with our new customer marketing database. Personnel costs also increased moderately and were offset by reductions in other discretionary expenses. Within variable costs we were able to maintain efficiency with our advertising spend and achieve return on investment levels similar to last year.
Technology and development
Technology and development expenses increased $0.5 million for the three months ended June 30, 2016 as compared to the same period in 2015. Technology and development expenses were 17% of net revenues in the three months ended June 30, 2016 compared to 13% in the same period in 2015. Within technology and development expenses, personnel-related costs increased by $0.5 million as we have increased headcount to support strategic investments in our technology platforms. Additionally our hosting, data, and software license costs increased by $0.3 million. Partially offsetting these increases was a $0.3 million decrease in depreciation expense.
General and administrative
General and administrative expenses decreased $0.2 million, or 5%, for the three months ended June 30, 2016 compared to the same period in 2015. General and administrative expenses were 15% of net revenues in the three months ended June 30, 2016 and in the same period in 2015. The decrease in absolute dollars was primarily due to reductions in professional services fees of $0.2 million, namely lower legal and external audit expenses. Additionally, facilities costs declined by $0.1 million, primarily due to a reduction in rent expense from the relocation of the company's California office. These decreases were partially offset by a $0.1 million increase in stock-based compensation expense.
Impairment charges
Impairment charges were $20.9 million for the three months ended June 30, 2016. This expense consists of a non-cash charge related to the impairment of Goodwill. There were no impairment charges in 2015. See "Critical accounting policies and estimates".

Restructuring costs
There were no restructuring charges in in the three months ended June 30, 2016. Restructuring costs were $0.5 million for the three months ended June 30, 2015. This expense consisted of charges related to the downsizing of our San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments to employees.
Benefit from income taxes
We recorded a $0.4 million and $0.7 million benefit from income taxes for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 1.7% and 40.1% for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the effective tax rate was different than the statutory tax rate primarily due to the net loss generated while maintaining a valuation allowance against substantially all of our deferred tax assets and the tax impact of the goodwill impairment. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal. For the three months ended June 30, 2015, a benefit from the utilization of the deferred tax assets, resulting from income in discontinued operations, was recognized as part of the annual estimated tax rate applied to the year-to-date income (loss) from continuing operations.  The related income tax expense was recorded in discontinued operations. This benefit was reversed in the third quarter of 2015.

Our income tax rate may fluctuate from quarter to quarter as a result of factors such as changes in tax law, change in the valuation allowance, and the impact of discrete items.

Comparison of the Six Months Ended June 30, 2016 and 2015
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Net revenues	$37,919	$45,340	$(7,421)	(16)%
Cost of net revenues	22,265	27,750	(5,485)	(20)
Gross profit	15,654	17,590	(1,936)	(11)
Operating expenses:
Sales and marketing	8,932	9,611	(679)	(7)
Technology and development	6,500	5,989	511	9
General and administrative	5,672	6,341	(669)	(11)
Impairment charges	20,899	—	20,899	NM
Restructuring costs	—	526	(526)	(100)
Total operating expenses	42,003	22,467	19,536	87
Loss from operations	(26,349)	(4,877)	(21,472)	440
Interest income	74	22	52	236
Interest expense	(26)	(27)	1	(4)
Other (expense) income, net	(63)	65	(128)	(197)
Loss before income taxes from continuing operations	(26,364)	(4,817)	(21,547)	447
Provision (benefit) for income taxes	(404)	(1,413)	1,009	(71)
Net loss from continuing operations	$(25,960)	$(3,404)	$(22,556)	663%

NM = Not meaningful
Net revenues
Net revenues decreased $7.4 million, or 16% in the six months ended June 30, 2016 compared to the same period in 2015. The change in revenue resulted from lower order volumes across both our CafePress.com domains and our retail partner channel. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses designed to increase contribution margin levels. Within CafePress.com, lower revenue from our Marketplace was the most significant contributor to the overall decline. Within our retail partner channel, lower revenue from our feed partnerships was the most significant contributor to the overall decline. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $5.5 million, or 20% in the six months ended June 30, 2016 compared to the same period in 2015. As a percentage of net revenues, cost of net revenues was 59% in the six months ended June 30, 2016 and 61% in the same period in 2015. Within cost of net revenues, materials and commission expense decreased by approximately 4.0 percentage points while shipping, labor, and plant overhead costs increased by approximately 2.0 percentage points. Changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes have yielded improvements in gross profit margin.
Sales and marketing
Sales and marketing expenses decreased $0.7 million, or 7%, in the six months ended June 30, 2016 compared to the same period in 2015. Sales and marketing expenses were 24% of net revenues in the six months ended June 30, 2016 compared to 21% in the same period in 2015. The decrease in absolute dollars in sales and marketing expenses consists of a $0.9 million decline in variable expenses, partially offset by a $0.2 million increase in fixed expenses. The decline in variable expenses was primarily due to reductions in keyword and online advertising expenses in the first quarter of the year as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, variable expenses also declined due to lower customer service costs, and a decrease in credit card processing fees. The increase in fixed costs is due primarily to expenses associated with our new customer marketing database and higher personnel-related costs.
Technology and development
Technology and development expenses increased $0.5 million, or 9%, in the six months ended June 30, 2016 compared to the same period in 2015. Technology and development expenses were 17% of net revenues in the six months ended June 30, 2016 compared to 13% in the same period in 2015. The increase in absolute dollars is primarily to support the company's strategic investments in its technology platforms, including a $0.8 million increase in personnel-related costs and a $0.3 million increase in our co-location facility hosting and data costs, partially offset by a $0.6 million decrease in depreciation expense.
General and administrative
General and administrative expenses decreased $0.7 million, or 11%, in the six months ended June 30, 2016 compared to the same period in 2015. General and administrative expenses were 15% of net revenues in the six months ended June 30, 2016 compared to 14% in the same period of 2015. The decrease in absolute dollars was primarily due to a $0.4 million decline in personnel-related costs, a $0.3 million reduction in professional services fees, and $0.2 million reduction in facilities costs. Partially offsetting these reductions was a $0.2 million increase in other operating expenses, primarily insurance costs.
Impairment charges
Impairment charges were $20.9 million for the six months ended June 30, 2016. This expense consists of a non-cash charge related to the impairment of Goodwill. There were no impairment charges in 2015. See "Critical accounting policies and estimates".
Restructuring costs
There were no restructuring charges in the six months ended June 30, 2016. Restructuring costs were $0.5 million for the six months ended June 30, 2015. This expense consisted of charges related to the downsizing of our San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments to employees.
Provision (benefit) for income taxes
We recorded a $0.4 million and a $1.4 million benefit for income taxes for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 1.5% and 29.3% for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a valuation allowance against substantially all of our deferred tax assets and the tax impact of the goodwill impairment. For the six months ended June 30, 2015, a benefit from the utilization of the deferred tax assets, resulting from income in discontinued operations, was recognized as part of the annual estimated tax rate applied to the year-to-date income (loss) from continuing operations.  The related income tax expense was recorded in discontinued operations. This benefit was reversed in the third quarter of 2015.

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

Liquidity and Capital Resources
As of June 30, 2016, we had cash, cash equivalents, and short-term investments totaling $38.4 million. In the first quarter of 2015, we completed the asset sales of our Art and Groups businesses for a total of $37.7 million, net of expenses. $3.4 million of which was placed in escrow. In June 2016 we received the full amount of the escrow.
We currently have a loan and security agreement which provides for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs through June 2017 and the loan bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%.
Excluding a $1.5 million letter of credit outstanding in connection with our Louisville, Kentucky facility lease, there were no draws against the facility as of June 30, 2016 and $5.0 million remained available. This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at June 30, 2016, and is secured through all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
In April, 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. The Board's approval extends the program indefinitely, however, the Board reserves the right to terminate the program at any time. As of June 30, 2016, we have used $4.7 million of cash to repurchase 1,077,816 shares of our common stock. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.
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

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(11,116)	$(15,063)
Net cash (used in) provided by investing activities	$(5,445)	$18,086
Net cash used in financing activities	$(772)	$(2,120)

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
In the six months ended June 30, 2016, net cash used in operations was $11.1 million, primarily due to a $2.5 million net loss after adjusting for non-cash items, primarily the goodwill impairment charge, depreciation and stock based compensation, and an $8.6 million change in working capital items. Working capital decreased primarily due to the seasonal decrease in accounts payable, accrued liabilities, and royalties payable that we experience in the first quarter of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter. As a result of the sale of the EZ Prints business and a change in terms with one of our partners, there were no partner commissions payable in the first six months of 2016, compared to a $2.0 million net use of cash in the first six months of 2015.
In the six months ended June 30, 2015, net cash used in operations was $15.1 million, primarily due to a $14.7 million change in working capital items. Working capital decreased primarily due to the seasonal decrease in accounts payable, partner commissions payable and accrued royalties payable that we experience in the first half of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter.
Cash flows from investing activities
In the six months ended June 30, 2016, net cash used in investing activities was $5.4 million, consisting primarily of $5.5 million in net purchases of short-term investments and $3.4 million in capital expenditures, offset by the release of the entire amount remaining in escrow, $3.4 million, related to the divestitures of our Art and Groups businesses in 2015.
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
Cash flows from financing activities
In the six months ended June 30, 2016, net cash used in financing activities was $0.8 million, due to $0.5 million in repurchases of common stock and $0.3 million in payments on capital lease obligations.
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
Adjusted EBITDA
We closely monitor Adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) less interest and other income (expense), provision for (benefit from) income taxes, depreciation and amortization, amortization of intangible assets, acquisition-related costs, stock-based compensation and impairment charges. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting net interest expense), tax positions (such as the impact on periods of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), the impact of depreciation and amortization, amortization of intangible assets, restructuring costs, stock-based compensation and impairment charges. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes and to incentivize and compensate our management personnel.
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
The following shows the trend of Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Revenues	$19,841	$21,764	$37,919	$45,340
Non-GAAP Adjusted EBITDA	$(953)	$723	$(2,564)	$(240)
% of net revenues	(4.8)%	3.3%	(6.8)%	(0.5)%

The following table presents a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss from continuing operations	$(22,979)	$(1,074)	$(25,960)	$(3,404)
Non-GAAP adjustments:
Interest and other (income) expense	29	(27)	15	(60)
Benefit from income taxes	(402)	(718)	(404)	(1,413)
Depreciation and amortization	1,032	1,593	2,140	3,259
Stock-based compensation	468	423	746	852
Impairment charges	20,899	—	20,899	—
Restructuring costs	—	526	—	526
Adjusted EBITDA	$(953)	$723	$(2,564)	$(240)
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

The following table presents the calculation of contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net revenues	$19,841	100%	$21,764	100%	$37,919	100%	$45,340	100%
Cost of net revenues	11,622	59	12,876	59	22,265	59	27,750	61
Gross profit	8,219	41	8,888	41	15,654	41	17,590	39
Non-GAAP adjustments:
Add: Stock-based compensation	12	—	42	—	36	—	82	—
Less: Variable sales and marketing costs	(2,506)	(13)	(2,521)	(12)	(5,086)	(13)	(5,995)	(13)
Contribution margin (from continuing operations)	$5,725	29%	$6,409	29%	$10,604	28%	$11,677	26%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $38.4 million and $50.3 million as of June 30, 2016 and December 31, 2015, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
A future downturn in our business, slow or no growth of new business opportunities may result in an impairment of long-lived assets, which could adversely affect our results of operations.
We evaluate our finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful lives are no longer appropriate. The impairment of a long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the asset we are testing for impairment.
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
Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of June 30, 2016, we had seven issued patents and one patent pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.
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
For example, from March 29, 2012 through June 30, 2016, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of June 30, 2016 and December 31, 2015, our stock price closed at $3.10 and $3.84, respectively.
We have a relatively small public float, which may further contribute to volatility in our stock price.
We have a relatively small public float due to the ownership percentage of our executive officers and directors and greater than 10% stockholders. In addition, in April 2016, the Company's Board of Directors approved the extension of its existing share repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. The Board's approval extends the program indefinitely, however, the Board reserves the right to terminate the program at any time. Through June 30, 2016, we have repurchased 1,077,816 shares, and 2,422,184 shares remained available for purchase under the extended program. As a result, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other significant stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.
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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in 2015, we have repurchased an aggregate of 1,077,816 shares for a total of $4.7 million. We are authorized to repurchase up to 3.5 million shares of common stock under the repurchase program.
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
In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. In April 2016, the Company's Board of Directors approved an extension of this program. The Board's approval extends the term of the program indefinitely, however, the Board reserves the right to terminate the program at any time. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Share repurchase activity during the three months ended June 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2016	21,089	$3.84	21,089	$11,319
May 1 - 31, 2016	1,387	$3.72	1,387	$11,314
June 1 - 30, 2016	75,818	$3.11	75,818	$11,078
Total	98,294	$3.28	98,294

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1A(3)	Form of EEIP Restricted Stock Unit Agreement

10.1B(3)	Form of EEIP Performance Based Stock Option Agreement

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on April 26, 2016, and incorporated by reference herein.

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

Date: August 4, 2016	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Garett Jackson
Garett Jackson

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1A(3)	Form of EEIP Restricted Stock Unit Agreement

10.1B(3)	Form of EEIP Performance Based Stock Option Agreement

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on April 26, 2016, and incorporated by reference herein.

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