Form 10-Q
period 2016-09-30
CAFEPRESS INC.
filed 2016-11-10
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of shares outstanding of the registrant’s common stock as of November 4, 2016 was 16,657,693 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,356	$32,663
Short-term investments	19,594	17,610
Accounts receivable	537	680
Inventory, net	2,721	3,850
Deferred costs	552	619
Restricted cash	—	3,417
Prepaid expenses and other current assets	2,978	2,413
Total current assets	42,738	61,252
Property and equipment, net	10,419	8,624
Goodwill	—	20,899
Other assets	738	608
TOTAL ASSETS	$53,895	$91,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,301	$3,938
Accrued royalties payable	2,271	4,292
Accrued liabilities	7,393	10,701
Deferred revenue	805	864
Capital lease obligation, current	491	565
Total current liabilities	12,261	20,360
Capital lease obligation, non-current	—	347
Other long-term liabilities	206	353
TOTAL LIABILITIES	12,467	21,060
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2016 and December 31, 2015; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 16,662 and 16,766 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Treasury stock; 50 shares at December 31, 2015	—	(203)
Additional paid-in capital	99,619	99,344
Accumulated deficit	(58,193)	(28,820)
TOTAL STOCKHOLDERS’ EQUITY	41,428	70,323
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,895	$91,383
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$19,165	$19,472	$57,084	$64,812
Cost of net revenues	11,221	11,463	33,486	39,213
Gross profit	7,944	8,009	23,598	25,599
Operating expenses:
Sales and marketing	4,114	4,146	13,046	13,757
Technology and development	3,395	2,972	9,895	8,961
General and administrative	2,775	2,978	8,447	9,319
Impairment charges	—	—	20,899	—
Restructuring costs	1,015	4	1,015	530
Total operating expenses	11,299	10,100	53,302	32,567
Loss from operations	(3,355)	(2,091)	(29,704)	(6,968)
Interest income	76	12	150	34
Interest expense	(10)	(19)	(36)	(46)
Other (expense) income, net	(114)	(51)	(177)	14
Loss before income taxes	(3,403)	(2,149)	(29,767)	(6,966)
Provision (benefit) for income taxes	10	1,521	(394)	108
Net loss from continuing operations	(3,413)	(3,670)	(29,373)	(7,074)
Income from discontinued operations, net of tax	—	1,610	—	8,418
Net (loss) income	$(3,413)	$(2,060)	$(29,373)	$1,344

Net (loss) income per share of common stock:
Basic:
Continuing operations	$(0.20)	$(0.21)	$(1.76)	$(0.41)
Discontinued operations	$—	$0.09	$—	$0.49
Diluted:
Continuing operations	$(0.20)	$(0.21)	$(1.76)	$(0.41)
Discontinued operations	$—	$0.09	$—	$0.48
Shares used in computing net (loss) income per share of common stock:
Basic	16,683	17,094	16,728	17,351
Diluted	16,683	17,153	16,728	17,403
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(29,373)	$1,344
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,179	5,439
Amortization of intangible assets	—	1,229
Loss on disposal of fixed assets	2	209
Stock-based compensation	1,190	1,316
Goodwill impairment	20,899	—
Impairment charges - assets held for sale	—	7,311
Gain on sale of businesses	—	(17,319)
Deferred income taxes	(350)	82
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	143	209
Inventory	1,129	2,207
Prepaid expenses and other current assets	(498)	1,646
Other assets	(26)	68
Accounts payable	(2,790)	(6,709)
Partner commissions payable	—	(1,063)
Accrued royalties payables	(2,021)	(2,649)
Accrued and other liabilities	(3,300)	(5,509)
Assets and liabilities held for sale	—	(2,553)
Deferred revenue	(59)	(1,110)
Net cash used in operating activities	(11,875)	(15,852)
Cash Flows from Investing Activities:
Purchase of short-term investments	(11,904)	(19,880)
Proceeds from maturities of short-term investments	9,920	5,727
Purchase of property and equipment	(2,939)	(782)
Capitalization of software and website development costs	(1,800)	(1,661)
Proceeds from disposal of fixed assets	29	—
Change in restricted cash	3,417	(3,417)
Proceeds from sale of businesses, net of expenses paid	—	34,438
Net cash (used in) provided by investing activities	(3,277)	14,425
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(421)	(354)
Proceeds from exercise of common stock options	5	390
Repurchases of common stock	(739)	(2,942)
Net cash used in financing activities	(1,155)	(2,906)
Change in cash of discontinued operations	—	3,678
Net decrease in cash and cash equivalents	(16,307)	(655)
Cash and cash equivalents — beginning of period	32,663	26,971
Cash and cash equivalents — end of period	$16,356	$26,316

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35	$61
Income taxes paid during the period	44	90
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$274	$51
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
The Company is a leading online retailer of personalized products offering a wide variety of expressive gifts and accessories including t-shirts and apparel, mugs and drinkware, and home goods such as custom shower curtains and bed coverings. The Company conducts most of its business on its primary United States based internet domain, CafePress.com and also operates CafePress branded websites for the markets in the United Kingdom, Canada, and Australia. The Company also sells CafePress branded products through other online retail partners. The Company’s products are customized with expressive designs contributed through a variety of means including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and follow the requirements of the Securities and Exchange Commission, or SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year. The balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
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
Discontinued operations
Prior year financial statements have been recast to reflect the sale of the Company’s Art and Groups businesses in the first quarter of 2015 and the sale of EZ Prints, Inc. assets in the third quarter of 2015 in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the statements of operations for all periods presented, unless otherwise noted. See Note 4, Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements.
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
Deferred revenues include funds received in advance of product fulfillment, deferred revenue for flash deal promotions and gift cards and amounts are deferred until applicable revenue recognition criteria are met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.
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
In the first quarter of 2015, the Company closed the sale of its Art and Groups businesses and in the second quarter of 2015 classified its EZ Prints business as “Assets Held for Sale” and “Liabilities Held for Sale” in accordance with FASB ASC 205-20-55, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. The Company considered these items to be triggering events, and accordingly, performed goodwill impairment tests as of March 31, 2015 and June 30, 2015. These tests resulted in estimated excess fair value over carrying value of 3% and 6%, respectively. Accordingly, the Company concluded that step two of the goodwill impairment tests was not required at either of these dates and no impairment was recorded.
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
As of March 31, 2016, the Company's market capitalization was approximately $61.8 million compared to its carrying value of $67.5 million, which did not, in management’s view, suggest that the fair value estimates used in its previous impairment assessment required any adjustment as this shortfall was considered to be a temporary event. In addition, since September 1, 2015, the date of its last goodwill impairment analysis, there have been no material changes to its operations or financial forecasts.
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

The change in the carrying amount of goodwill is as follows:

Carrying Amount
Balance at December 31, 2015	$20,899
Impairment of goodwill	(20,899)
Balance at September 30, 2016	$—

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
The Company has weighed both positive and negative evidence and has determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses which the Company considered significant verifiable negative evidence. As of September 30, 2016, the Company maintains a valuation allowance on substantially all of its deferred tax assets.
Recent accounting pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The guidance will become effective for annual periods beginning after

December 15, 2017. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance will become effective for annual periods beginning after December 15, 2016. The Company does not expect the adoption of this accounting standard will have a material impact on its consolidated financial statements and footnote disclosures.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. The guidance will become effective for annual periods ending after December 15, 2016.
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

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$123	$—	$—	$123
Short-term investments:
Certificates of deposit, 90 days or greater	19,594	—	—	19,594
Total cash equivalents and short-term investments	$19,717	$—	$—	$19,717

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$24,116	$—	$—	$24,116
Short-term investments:
Certificates of deposit, 90 days or greater	17,610	—	—	17,610
Total cash equivalents and short term investments	$41,726	$—	$—	$41,726

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	September 30, 2016
	Fair Value	Level I
Cash equivalents:
Money market funds	$123	$123
Total financial assets	$123	$123

	December 31, 2015
	Fair Value	Level I
Cash equivalents:
Money market funds	$24,116	$24,116
Total financial assets	$24,116	$24,116
The Company holds money market funds that invest primarily in high-quality short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper, and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
As of September 30, 2016, the Company held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of September 30, 2016, the certificates of deposit held by the Company had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

3. Balance Sheet Items
Inventory, net are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$3,027	$4,118
Finished goods	—	38
Inventory in-transit	27	29
Less: reserve for obsolescence	(333)	(335)
Inventory, net	$2,721	$3,850
Property and equipment, net are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Building	$3,604	$1,816
Computer equipment and office furniture	7,824	13,401
Computer software	1,572	2,405
Internal use software and website development	11,441	9,638
Production equipment	18,683	18,595
Leasehold improvements	3,036	2,851
Total property and equipment	46,160	48,706
Less: accumulated depreciation and amortization	(35,741)	(40,082)
Property and equipment, net	$10,419	$8,624
Depreciation and amortization expense was $1.0 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $3.2 million and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Payroll and employee related expense	$2,267	$2,374
Production costs	1,413	3,245
Accrued sales and business taxes	925	1,180
Professional services	786	548
Unclaimed royalty payments	571	830
Other accrued liabilities	536	747
Accrued advertising	452	1,427
Restructuring costs	276	—
Royalties - minimum guarantee	99	118
Allowance for sales returns and chargebacks	68	232
Accrued liabilities	$7,393	$10,701

The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$50	$107	$232	$294
Add: provision	564	514	1,556	1,910
Less: deductions and other adjustments	(546)	(537)	(1,720)	(2,120)
Balance, end of period	$68	$84	$68	$84

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
In the second quarter of 2015, the Company committed to a plan to divest its EZ Prints business. Certain assets and liabilities of the EZ Prints business were classified as assets and liabilities held for sale in accordance with ASC 205-20-55 at that time and have been included in discontinued operations for all periods presented. In addition, condensed cash flow information for all periods presented is included. In connection with this plan, the Company reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value, which is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations. The Company completed the sale of its EZ Prints business in the third quarter of 2015 and recorded a gain on the sale of $0.3 million which is included in the "Other (income)\expense" section of “Discontinued Operations” in the Consolidated Statement of Operations.
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
The Company also entered into a transition services agreement with Circle Graphics for a period of one year from the closing date, and a commercial agreement whereby certain products purchased on the Company’s websites will be exclusively fulfilled by Circle Graphics for a period of three years following the closing date. There is no material relationship between the Company and Circle Graphics. Management is required to estimate the expected continuing cash flows against the cash flows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cash flows in relation to the commercial agreement and the transition services agreement on a gross basis in relation to the expected cash flows of the disposed business and has concluded that these cash flows will be insignificant to the disposed business. After the sale, the Company had no involvement in the management of Circle Graphics. As a result, management has applied discontinued operations presentation to the Art business asset sale in accordance with the ASC 205-20-55.
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
In connection with the sale of the Groups business, the Company also entered into a transition services agreement for a period of one year from the closing date and referral agreement with Logo Sportswear for a period of two years following the closing date. There is no material relationship between the Company and Logo Sportswear. Management is required to estimate the expected continuing cash flows against the cash flows of the disposed business in order to determine if discontinued operations presentation is applicable. Management has estimated the expected future cash flows in relation to the referral agreement and the transition services agreement on a gross basis in relation to the expected cash flows of the disposed business and has concluded that these cash flows would be insignificant to the disposed business. After the sale, the Company had no involvement in the management of Logo Sportswear. As a result, management has applied discontinued operations presentation to the Groups business asset sale in accordance with the ASC 205-20-55.

Financial information for the combined discontinued operations is summarized as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net revenues	$2,440	$22,280
Cost of net revenues	1,735	14,623
Gross profit	705	7,657
Operating expenses:
Sales and marketing	187	4,825
Technology and development	463	3,030
General and administrative	282	1,375
Impairment charges	—	7,311
Total operating expenses	932	16,541
Loss from operations	(227)	(8,884)
Interest expense	—	(17)
Gain on sale of assets	257	17,319
Income before income taxes	30	8,418
Benefit for income taxes	(1,580)	—
Net income from discontinued operations	$1,610	$8,418
Condensed cash flow information for EZ Prints discontinued operations is summarized as follows (in thousands):

Nine Months Ended September 30, 2015
Cash Flows from Operating Activities:
Loss from discontinued operations, net of tax	$(9,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555
Amortization of intangible assets	1,229
Stock-based compensation	38
Gain on sale of assets	(257)
Impairment charge	7,311
Change in operating assets and liabilities	295
Net cash used in operating activities	(215)
Cash Flows from Investing Activities:
Purchase of property and equipment	(121)
Capitalization of software and website development costs	(127)
Divestiture of business, cash	(3,215)
Net cash used in investing activities	(3,463)
Net decrease in cash and cash equivalents	(3,678)
Cash and cash equivalents — beginning of period	3,678
Cash and cash equivalents — end of period	$—

5. Line of Credit
The Company has a credit agreement which provides for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs. The credit line is available through June 2017 and bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. This credit agreement requires the Company to comply with various financial covenants, all of which the Company was in compliance with at September 30, 2016 and December 31, 2015, and is secured by all assets of the Company. In connection with the Company's facility lease in Louisville, Kentucky, the Company is required to have a $1.5 million letter of credit to guarantee the lease. The letter of credit bears interest at 1.5% per annum and will expire no later than September 15, 2020. Excluding the $1.5 million letter of credit, there were no draws against the facility as of September 30, 2016 and $5.0 million remained available.

6. Stock-Based Compensation

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,168	$6.48	5.20	$118
Granted	918	3.51
Exercised	(1)	3.20
Forfeited	(494)	7.93
Outstanding — September 30, 2016	2,591	$5.15	6.12	$34
Vested and expected to vest - September 30, 2016	1,755	$5.74	5.11	$24
Options exercisable — September 30, 2016	955	$7.01	3.30	$16
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
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2015	329	$4.40
Granted	543	3.52
Vested	(118)	4.18
Forfeited and canceled	(134)	4.08
Awarded and unvested at September 30, 2016	620	$3.75
Stock-based compensation expense

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table. In the three and nine months ended September 30, 2016, the Company calculated volatility using its historical volatility as it had sufficient public trading history. In all prior periods, expected volatility is based upon the volatility of a group of publicly traded industry peer companies. The expected term of options granted gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term.  In all prior periods, expected term was calculated using the simplified method. For all periods presented, the risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life and a dividend yield of zero is applied since the Company has not historically paid dividends and has no intention to pay dividends in the near future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	5.6	6.0	6.0	5.0
Risk-free interest rate	1.2%	1.4%	1.5%	1.3%
Expected volatility	57%	47%	57%	47%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Included in the stock options outstanding as of September 30, 2016 are 623,000 non-statutory stock options that have both performance criteria tied to the Company’s 2016 financial performance and three year service criteria. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. If in the future, situations indicate that the performance criteria are not probable, then no further compensation cost will be recorded and any previous costs will be reversed. As of September 30, 2016, the Company has estimated that it is not probable that the performance criteria will be met and, accordingly, no stock compensation expense for the performance shares has been recorded.
Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of net revenues	$9	$41	$45	$123
Sales and marketing	72	48	209	242
Technology and development	23	35	81	138
General and administrative	340	295	855	768
Total stock-based compensation expense	$444	$419	$1,190	$1,271
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

Share repurchase activity based on settlement date was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total number of shares repurchased	77	148	223	638
Aggregate cost of shares repurchased	$241	$657	$739	$2,943
Average cost per share	$3.12	$4.42	$3.31	$4.62

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(3,413)	$(3,670)	$(29,373)	$(7,074)
Income from discontinued operations, net of tax	—	1,610	—	8,418
Net (loss) income	$(3,413)	$(2,060)	$(29,373)	$1,344
Shares used in computing net (loss) income per share of common stock:
Basic	16,683	17,094	16,728	17,351
Diluted	16,683	17,153	16,728	17,403
Net (loss) income per share of common stock:
Basic:
Continuing operations	$(0.20)	$(0.21)	$(1.76)	$(0.41)
Discontinued operations	$—	$0.09	$—	$0.49
Total	$(0.20)	$(0.12)	$(1.76)	$0.08
Diluted:
Continuing operations	$(0.20)	$(0.21)	$(1.76)	$(0.41)
Discontinued operations	$—	$0.09	$—	$0.48
Total	$(0.20)	$(0.12)	$(1.76)	$0.08
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share of common stock for the periods in which the Company incurred a loss because including them would have been antidilutive:

	September 30,
	2016	2015
Stock options to purchase common stock	2,591	2,195
Restricted stock units	620	342

9. Geographic Information
The Company’s revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$16,943	$16,995	$50,861	$56,830
International	2,222	2,477	6,223	7,982
Total	$19,165	$19,472	$57,084	$64,812
All of the Company’s long-lived assets are located in the United States.

10. Related Party Transaction
On September 1, 2015, the Company sold its EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company and $0.5 million is in the form of a non-interest bearing note receivable which is outstanding at September 30, 2016 and it is due on or before December 31, 2018.

11. Restructuring
Restructuring costs were $1.0 million for the three and nine months ended September 30, 2016, and were $4 thousand and $0.5 million for the three and nine months ended September 30, 2015, respectively, and are included in “Restructuring costs” in the accompanying Condensed Consolidated Statements of Operations. In August 2016, the Company initiated a plan to transition portions of the remaining workforce in Hayward, California to our headquarters in Louisville, Kentucky. This plan is an effort to continue to find efficiencies in our operations and streamline the Company. In 2016, this expense consists of severance charges of $0.8 million and a charge of $0.2 million for the abandonment of its office space in Hayward, California, which represents the net present value of the remaining minimum lease payments less expected sub-lease proceeds. In 2015, this expense consists of charges related to the downsizing of the Company’s San Mateo, California operations, including a $0.3 million charge for the early termination of its lease for office space and a $0.2 million charge for severance payments related to a headcount reduction.
The change in the restructuring liability is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued restructuring balance, beginning of period	$—	$33	$—	$—
Employee severance	769	4	769	199
Lease related	246	—	246	331
Cash payments	(739)	(37)	(739)	(530)
Accrued restructuring balance, end of period	$276	$—	$276	$—

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Our Business
We are a leading online retailer of personalized products offering a wide variety of expressive gifts and accessories including t-shirts and apparel, mugs and drinkware, and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States based internet domain, CafePress.com, and also operate CafePress branded websites for the markets in the United Kingdom, Canada, and Australia. We also sell CafePress branded products though other online retail partners. Our products are customized with expressive designs contributed through a variety of means including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands.
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
Garett Jackson resigned from his position as Chief Financial Officer effective August 26, 2016, in order to accept a leadership role in another company. Phillip L. Milliner, Jr., was appointed Chief Financial Officer of the Company, effective August 29, 2016. Mr. Milliner reports to the Company’s Chairman and Chief Executive Officer, Fred E. Durham, III.
We monitor several key operating metrics from continuing operations including:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Key operating metrics:
Total number of orders	618,527	566,540	1,742,743	1,792,434
Average order size	$31	$35	$33	$36

Total number of orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the three months ended September 30, 2016, the increase in orders is driven by growth in business volumes within both our retail partner channel and our CafePress.com Marketplace. For the nine months ended September 30, 2016, the decrease in orders is primarily the result of a decline in business volumes within our shops platforms which were partially offset by growth in business volumes in both our feed partnerships and CafePress.com Marketplace.
Average order size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenues until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. The year-over-year decrease in average order size is primarily due to changes in our channel and product category mix. We are selling higher volumes through our retail partner channel which typically carries a lower average order size. Additionally, we are selling higher volumes from product categories such as Drinkware and Hobbies, which typically carry lower average unit prices, and lower volumes from categories such as Home and Wall Art, which typically carry higher average unit prices.

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
Sales and marketing
Sales and marketing expenses consist primarily of customer acquisition costs, personnel and third party consulting costs and costs related to customer support, order processing and other marketing activities. Customer acquisition, customer support and order processing expenses are variable and historically have represented the majority of our overall sales and marketing expenses.
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
As of the date of our annual goodwill impairment tests in 2016 and 2015, we determined we had one operating segment and one reporting unit.
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
As of March 31, 2016, our market capitalization was approximately $61.8 million compared to our carrying value of $67.5 million, which did not, in management’s view, suggest that the fair value estimates used in our previous impairment assessment required any adjustment as this shortfall was considered to be a temporary event. In addition, since September 1, 2015, the date of our last goodwill impairment analysis, there were no material changes to our operations or financial forecasts.
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

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	100%	100%	100%	100%
Cost of net revenues	59	59	59	61
Gross profit	41	41	41	39
Operating expenses:
Sales and marketing	21	21	23	21
Technology and development	18	15	17	14
General and administrative	14	15	15	14
Impairment charges	—	—	37	—
Restructuring costs	5	—	2	1
Total operating expenses	59	52	93	50
Loss from operations	(18)	(11)	(52)	(11)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income	(1)	—	—	—
Loss before income taxes	(18)	(11)	(52)	(11)
Provision (benefit) for income taxes	—	8	(1)	—
Net loss from continuing operations	(18)%	(19)%	(51)%	(11)%
Effective tax rate	(0.3)%	(70.8)%	1.3%	(1.6)%
Comparison of the Three Months Ended September 30, 2016 and 2015
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenues	$19,165	$19,472	$(307)	(2)%
Cost of net revenues	11,221	11,463	(242)	(2)
Gross profit	7,944	8,009	(65)	(1)
Operating expenses:
Sales and marketing	4,114	4,146	(32)	(1)
Technology and development	3,395	2,972	423	14
General and administrative	2,775	2,978	(203)	(7)
Restructuring costs	1,015	4	1,011	NM
Total operating expenses	11,299	10,100	1,199	12
Loss from operations	(3,355)	(2,091)	(1,264)	60
Interest income	76	12	64	533
Interest expense	(10)	(19)	9	(47)
Other (expense) income, net	(114)	(51)	(63)	124
Loss before income taxes	(3,403)	(2,149)	(1,254)	58
Provision for income taxes	10	1,521	(1,511)	(99)
Net loss from continuing operations	$(3,413)	$(3,670)	$257	(7)%
NM = Not meaningful

Net revenues
Net revenues decreased $0.3 million, or 2%, for the three months ended September 30, 2016 compared to the same period in 2015. The decline in revenue has largely moderated as compared to previous quarters as the company has achieved increased stability with changes to our marketing focus and increased contribution margin levels. Within CafePress.com, modest revenue increases from our marketplace were more than offset by declines in our create and buy and shops platforms. Within our retail partner channel, increased revenue from our feeds partnerships were offset by lower revenue from our corporate shops platform. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $0.2 million, or 2%, for the three months ended September 30, 2016 compared to the same period in 2015. Cost of net revenues was 59%, as a percentage of net revenues, for the three months ended September 30, 2016 and the same period in 2015. Within cost of net revenues, the costs of plant overhead and commissions collectively decreased as a percentage of net revenues by approximately 2.0 percentage points. These decreases were partially offset by an increase in the cost of order shipping of approximately 1.8 percentage points.
Sales and marketing
Sales and marketing expenses decreased $32 thousand, or 1%, for the three months ended September 30, 2016 compared to the same period in 2015. Sales and marketing expenses were 21% of net revenues for the three months ended September 30, 2016 compared to 21% for the same period in 2015. The decrease in absolute dollars in sales and marketing expenses consists of lower fixed costs that were partially offset by a $0.1 million increase in variable costs. A $0.2 million one-time reduction in fixed consulting costs was partially offset by higher expenses associated with customer database marketing. Within variable costs, we moderately increased online advertising expenses.
Technology and development
Technology and development expenses increased $0.4 million for the three months ended September 30, 2016 as compared to the same period in 2015. Technology and development expenses were 18% of net revenues in the three months ended September 30, 2016 compared to 15% in the same period in 2015. Within technology and development expenses, personnel-related costs increased $0.4 million as we have increased headcount to support strategic investments in our technology platforms. Additionally our hosting, data, and software license costs increased $0.2 million. Partially offsetting these increases was a $0.2 million decrease in depreciation expense.
General and administrative
General and administrative expenses decreased $0.2 million, or 7%, for the three months ended September 30, 2016 compared to the same period in 2015. General and administrative expenses were 14% of net revenues in the three months ended September 30, 2016 compared to 15% for the same period of 2015. The decrease in absolute dollars was primarily due to lower legal and external audit fees of $0.2 million. During the three months ended September 30, 2015, the Company incurred $0.1 million of legal expenses related to a settlement of a matter with a third party. Additionally, depreciation expense declined by $0.1 million, primarily due to a reduction in leasehold improvement amortization related to the company's California office. These decreases were partially offset by a $0.1 million increase in personnel-related costs.
Restructuring costs
Restructuring costs were $1.0 million and $4 thousand for the three months ended September 30, 2016 and 2015, respectively. In August 2016, we closed our office in Hayward, California and incurred severance charges of $0.8 million and a charge of $0.2 million for the abandonment of the office space, which represents the net present value of the remaining minimum lease payments less expected sub-lease proceeds.
Provision for income taxes
We recorded a $10 thousand and $1.5 million expense for income taxes for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was a provision of 0.3% and 70.8% for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the effective tax rate was different than the statutory tax rate primarily due to the net loss generated while maintaining a valuation allowance against most of our deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal. For the three months ended September 30, 2015, as a result of the sale of the EZ Prints business, income tax expense of $1.5 million was recorded from continuing operations under the intraperiod allocation rules as we expected a fiscal year 2015 taxable loss in discontinued operations.
Our income tax rate may fluctuate from quarter to quarter as a result of factors such as changes in tax law, change in the valuation allowance, and the impact of discrete items.

Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenues	$57,084	$64,812	$(7,728)	(12)%
Cost of net revenues	33,486	39,213	(5,727)	(15)
Gross profit	23,598	25,599	(2,001)	(8)
Operating expenses:
Sales and marketing	13,046	13,757	(711)	(5)
Technology and development	9,895	8,961	934	10
General and administrative	8,447	9,319	(872)	(9)
Impairment charges	20,899	—	20,899	NM
Restructuring costs	1,015	530	485	92
Total operating expenses	53,302	32,567	20,735	64
Loss from operations	(29,704)	(6,968)	(22,736)	326
Interest income	150	34	116	341
Interest expense	(36)	(46)	10	(22)
Other (expense) income, net	(177)	14	(191)	NM
Loss before income taxes from continuing operations	(29,767)	(6,966)	(22,801)	327
Provision (benefit) for income taxes	(394)	108	(502)	(465)
Net loss from continuing operations	$(29,373)	$(7,074)	$(22,299)	315%

NM = Not meaningful
Net revenues
Net revenues decreased $7.7 million, or 12% in the nine months ended September 30, 2016 compared to the same period in 2015. The change in revenue resulted from lower order volumes across both our CafePress.com domains and our retail partner channel. The decline in revenue from CafePress.com is primarily attributable to changes to our pricing and promotional strategy and a reduction in our variable advertising expenses designed to increase contribution margin levels. As the year has progressed, the declines in revenue have begun to moderate. Within CafePress.com, lower revenue from our Marketplace was the most significant contributor to the overall decline. Within our retail partner channel, lower revenue from our feed partnerships was the most significant contributor to the overall decline. Our net revenues have historically varied from period to period and we expect this trend to continue.
Cost of net revenues
Cost of net revenues decreased $5.7 million, or 15% in the nine months ended September 30, 2016 compared to the same period in 2015. As a percentage of net revenues, cost of net revenues was 59% in the nine months ended September 30, 2016 and 61% in the same period in 2015. Within cost of net revenues, materials and commission expense decreased by approximately 3.0 percentage points while shipping costs increased by approximately 1.3 percentage points. A modest increase in labor costs has been more than offset by reductions in plant overhead. Changes to our pricing and promotional strategy and improvements in the optimization of our manufacturing processes have yielded improvements in gross profit margin.

Sales and marketing
Sales and marketing expenses decreased $0.7 million, or 5%, in the nine months ended September 30, 2016 compared to the same period in 2015. Sales and marketing expenses were 23% of net revenues in the nine months ended September 30, 2016 compared to 21% in the same period in 2015. The decrease in absolute dollars in sales and marketing expenses consists of a $0.8 million decline in variable expenses, partially offset by a $0.1 million increase in fixed expenses. The decline in variable expenses is primarily driven by reductions in keyword and online advertising expenses in the first quarter of the year as we changed the focus of our advertising programs to achieve higher levels of return on investment. To a lesser extent, variable expenses also declined due to lower customer service costs, and a decrease in credit card processing fees. The increase in fixed costs is due primarily to expenses associated with our customer marketing database and higher personnel-related costs.
Technology and development
Technology and development expenses increased $0.9 million, or 10%, in the nine months ended September 30, 2016 compared to the same period in 2015. Technology and development expenses were 17% of net revenues in the nine months ended September 30, 2016 compared to 14% in the same period in 2015. The increase in absolute dollars is primarily to support the company's strategic investments in its technology platforms, including a $1.2 million increase in personnel-related costs and a $0.6 million increase in software licenses and our co-location facility hosting and data costs, partially offset by a $0.8 million decrease in depreciation expense.
General and administrative
General and administrative expenses decreased $0.9 million, or 9%, in the nine months ended September 30, 2016 compared to the same period in 2015. General and administrative expenses were 15% of net revenues in the nine months ended September 30, 2016 compared to 14% in the same period of 2015. The decrease in absolute dollars was primarily due to a $0.6 million reduction in professional services fees, primarily lower legal and external audit expenses. The reduction in legal expenses is primarily the result of non-recurring litigation expense last year. In addition, we incurred a $0.3 million decline in personnel-related costs and $0.3 million reduction in facilities costs. Partially offsetting these reductions was a $0.3 million increase in other operating expenses, primarily insurance costs.
Impairment charges
As described in Goodwill and intangible assets under Critical accounting policies and estimates, impairment charges were $20.9 million for the nine months ended September 30, 2016. This expense consists of a non-cash charge related to the impairment of goodwill. There were no impairment charges in 2015.
Restructuring costs
Restructuring costs were $1.0 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. In August 2016, we closed our office in Hayward, California and incurred severance charges of $0.8 million and a charge of $0.2 million for the abandonment of the office space, which represents the net present value of the remaining minimum lease payments less expected sub-lease proceeds. In 2015, this expense consisted of charges related to the downsizing of our San Mateo, California operations, including a $0.3 million charge for the early termination of the company's lease for office space and a severance charge of $0.2 related to a headcount reduction.
Provision (benefit) for income taxes
We recorded a $0.4 million benefit and a $0.1 million expense for income taxes for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was a 1.3% benefit for the nine months ended September 30, 2016 and a 1.6% provision for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a valuation allowance against substantially all of our deferred tax assets and the tax impact of the goodwill impairment.

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

Liquidity and Capital Resources
As of September 30, 2016, we had cash, cash equivalents, and short-term investments totaling $36.0 million.
We currently have a loan and security agreement which provides for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs through June 2017 and the loan bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +.75%. Excluding a $1.5 million letter of credit outstanding in connection with our Louisville, Kentucky facility lease, there were no draws against the facility as of September 30, 2016 and $5.0 million remained available. This credit agreement requires us to comply with various financial covenants, including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at September 30, 2016, and is secured through all of our assets. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
In April, 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. The Board's approval extends the program indefinitely, however, the Board reserves the right to terminate the program at any time. As of September 30, 2016, we have used $4.9 million of excess cash to repurchase 1,154,908 shares of our common stock. The stock repurchase program may be modified, extended or terminated by our Board of Directors at any time and there is no guarantee as to the exact number of shares that will be repurchased under the program. The stock repurchase program is expected to be funded by available working capital.
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

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(11,875)	$(15,852)
Net cash (used in) provided by investing activities	$(3,277)	$14,425
Net cash used in financing activities	$(1,155)	$(2,906)
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
In the nine months ended September 30, 2016, net cash used in operations was $11.9 million, primarily due to a $4.5 million net loss after adjusting for non-cash items, primarily the goodwill impairment charge, depreciation and stock based compensation, and an $7.4 million change in working capital items. Working capital decreased primarily due to the seasonal decrease in accounts payable, accrued liabilities, and royalties payable that we experience in the first quarter of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter. As a result of the sale of the EZ Prints business and a change in terms with one of our partners, there were no partner commissions payable in the first nine months of 2016, compared to a $1.1 million net use of cash in the first nine months of 2015.
In the nine months ended September 30, 2015, net cash used in operations was $15.9 million, primarily due to a $15.5 million change in working capital items. Working capital decreased primarily due to the seasonal decrease in accounts payable, accrued liabilities, and partner commissions and royalties payable that we experience in the first nine months of the calendar year when we settle our payables related to higher levels of revenue and variable expenses in the preceding fourth quarter.
Cash flows from investing activities
In the nine months ended September 30, 2016, net cash used in investing activities was $3.3 million, consisting primarily of $4.7 million in capital expenditures and $2.0 million in net purchases of short-term investments, offset by the $3.4 million release of the entire amount remaining in escrow related to the divestitures of our Art and Groups businesses in 2015.
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
Cash flows from financing activities
In the nine months ended September 30, 2016, net cash used in financing activities was $1.2 million, primarily due to $0.7 million in repurchases of common stock and $0.4 million in payments on capital lease obligations.
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

The following shows the trend of Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Revenues	$19,165	$19,472	$57,084	$64,812
Non-GAAP Adjusted EBITDA	$(857)	$(45)	$(3,421)	$(285)
% of net revenues	(4.5)%	(0.2)%	(6.0)%	(0.4)%

The following table presents a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss from continuing operations	$(3,413)	$(3,670)	$(29,373)	$(7,074)
Non-GAAP adjustments:
Interest and other (income) expense	48	58	63	(2)
Provision for income taxes	10	1,521	(394)	108
Depreciation and amortization	1,039	1,623	3,179	4,882
Stock-based compensation	444	419	1,190	1,271
Impairment charges	—	—	20,899	—
Restructuring costs	1,015	4	1,015	530
Adjusted EBITDA	$(857)	$(45)	$(3,421)	$(285)
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

The following table presents the calculation of contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net revenues	$19,165	100%	$19,472	100%	$57,084	100%	$64,812	100%
Cost of net revenues	11,221	59	11,463	59	33,486	59	39,213	61
Gross profit	7,944	41	8,009	41	23,598	41	25,599	39
Non-GAAP adjustments:
Add: Stock-based compensation	9	—	41	—	45	—	123	—
Less: Variable sales and marketing costs	(2,612)	(14)	(2,519)	(13)	(7,697)	(13)	(8,514)	(13)
Contribution margin (from continuing operations)	$5,341	28%	$5,531	28%	$15,946	28%	$17,208	27%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $36.0 million and $50.3 million as of September 30, 2016 and December 31, 2015, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We anticipate that we will need to continue to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting, legal and other internal management and control systems. We will need to continue to recruit, train, manage and motivate our workforce and manage our relationships with existing and new business partners, suppliers, third-party service providers and content providers. Our strategies also include streamlining our product and service offerings, which will require us to work with different groups of suppliers and address the needs of different kinds of consumers. We may incur significant costs in trying to expand our offerings into these new areas or fail to successfully execute the roll-out of these new offerings. All of these endeavors involve risks and require substantial management effort and significant additional expenditures. We cannot assure you that we will be able to manage our growth or execute our strategies effectively, and any failure to do so may have a material adverse effect on our business and prospects, as well as our operating results.
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
We may not realize the anticipated benefits of future acquisitions, which in turn could materially and adversely affect our business, financial condition and prospects.
We have previously engaged in acquisition opportunities, including businesses of which we have subsequently divested ourselves as discussed above. We may be unable to successfully integrate any businesses that we may acquire in the future or may fail to realize the anticipated benefits of any such acquisitions. The successful integration of any acquired business as well as the retention of personnel require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses requires significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. In some of our prior acquisitions, earn-out targets were not achieved and in some instances either disputes occurred or modifications were made. We may enter into other modifications or settlements of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities. Failure to realize the anticipated benefits of any future acquisitions, could materially and adversely affect our business, financial condition and prospects.
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
Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of September 30, 2016, we had seven issued patents and one patent pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.
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
We may be involved in legal proceedings that may result in adverse outcomes.
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
We incur significant legal, accounting and other expenses as a public company and will incur additional expenses after we cease to be an “emerging growth company.” In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While the Jumpstart Our Business Startups Act, also known as the JOBS Act, enacted in April 2012, provided us with additional time to achieve full compliance, the regulations surrounding Section 404 of the Sarbanes-Oxley Act has required us to, and will continue to, incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, these rules and regulations will continue to increase our legal, accounting and financial compliance costs and will make some corporate activities more time-consuming and costly than private company compliance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers and will make securing directors’ and officers’ liability insurance more expensive.
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
For example, from March 29, 2012 through September 30, 2016, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of September 30, 2016 and December 31, 2015, our stock price closed at $3.18 and $3.84, respectively.
We have a relatively small public float, which may further contribute to volatility in our stock price.
We have a relatively small public float due to the ownership percentage of our executive officers and directors and greater than 10% stockholders. In addition, in April 2016, the Company's Board of Directors approved the extension of its existing share repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. The Board's approval extends the program indefinitely, however, the Board reserves the right to terminate the program at any time. Through September 30, 2016, we have repurchased 1,154,908 shares, and 2,345,092 shares remained available for purchase under the extended program. As a result, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other significant stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.
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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in 2015, we have repurchased an aggregate of 1,154,908 shares for a total of $4.9 million. We are authorized to repurchase up to 3.5 million shares of common stock under the repurchase program.
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
In May 2015, the Company’s Board of Directors approved a stock repurchase program of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of the Company’s common stock, whichever is less, over a period of one year. In April 2016, the Company's Board of Directors approved an extension of this program. The Board's approval extends the term of the program indefinitely, however, the Board reserves the right to terminate the program at any time. Any stock repurchases may be made through open market and privately negotiated transactions, or as otherwise may be determined by management, at times and in such amounts as management deems appropriate. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. Share repurchase activity based on settlement date during the three months ended September 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2016	28,989	$3.19	28,989	$10,986
August 1 - 31, 2016	20,114	$3.09	20,114	$10,923
September 1 - 30, 2016	27,989	$3.07	27,989	$10,837
Total	77,092	$3.12	77,092

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)	Offer Letter with Phillip L. Milliner, Jr.

10.2(3)	Change of Control Agreement with Phillip L. Milliner, Jr.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

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

Date: November 10, 2016	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Phillip L. Milliner, Jr.
Phillip L. Milliner, Jr.

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)	Offer Letter with Phillip L. Milliner, Jr.

10.2(3)	Change of Control Agreement with Phillip L. Milliner, Jr.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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