Form 10-K
period 2016-12-31
CAFEPRESS INC.
filed 2017-03-10
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-35468

CafePress Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3342816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11909 Shelbyville Road, Louisville, KY	40243
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (502)995-2229
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $19,451,697 based upon the closing price of $3.10 of such common stock on the NASDAQ Global Select Market on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2016 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 3, 2017, there were 16,643,037 shares of the common stock of the registrant outstanding.
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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Except for the historical financial information contained herein, this annual report on Form 10-K (the “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our strategy, including our focus on enhancing brand awareness, rebuilding the user experience, revenue growth, creating long-term customer relationships, focusing on high quality content partners, attracting, retaining and growing our leadership team and maintaining financial discipline as well, seeking viable international channels and enhancing back end tool sets, plans with respect to expanding storage capacity, our financial performance, including revenues, cost of revenues and operating expenses; our plans for future services and enhancements of existing services; the results of any impairment of goodwill; the anticipated impact and benefits of our recent divestitures, including streamlining of the Company’s operations; seasonal fluctuations in our business and statements about our expectations as to the variability of our growth rates from period to period; anticipated trends and challenges in our business and the markets in which we operate; customer acquisition costs as a predictor of future growth; our plans to address industry competition and related pressures; our anticipated cash needs and our estimates regarding capital requirements; our investment plans, our needs for additional financing and the potential dilutive effect thereof; our liability from user-generated content; our ability to recognize and remedy issues with internal controls; the impact of production issues and delayed orders; our responses to changing customer preferences, new technologies, requirements and industry standards; our anticipated growth strategies; our expectations with respect to raw materials, suppliers or inventory; our regulatory environment; benefit of non-GAAP financial measures; the impact of any legal proceedings to which we may become a party and the impact and timing of costs related thereto; our content acquisition strategy; marketing and selling products and services beyond our existing target markets and our ability to develop new products, services and sources of revenues; our ability to protect intellectual property and other trade secrets; risks associated with our efforts to streamline our business and operations; risks related to the volatility of our stock and the impact of a large sale of stock by our stockholders and any repurchase program or dividend program we put in place.
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

PART I

ITEM 1. Business
Overview
CafePress Inc. (the "Company," "we," "us," "our") is a retailer of gifts and expressories. We take pride in having the perfect item for every passion. We were founded in 1999 as a California corporation, we reincorporated in Delaware in 2005 and we completed our initial public offering in April 2012. Our common stock is listed on the Nasdaq Global Select Market under the symbol "PRSS."
We are a leading retailer of personalized products offering a wide variety of expressive gifts and accessories including t-shirts and apparel, mugs and drinkware, and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and also operate CafePress branded websites for the markets in the United Kingdom, Canada, and Australia. We also sell CafePress branded products through other online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
Our production facility and fulfillment center in Louisville, Kentucky has innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order. Our proprietary processes enable us to produce a broad range of merchandise efficiently and profitably. We also maintain a diverse network of contract manufacturers that give us the ability to broaden our manufacturing capabilities and produce in certain international locales.

E-Commerce Platform Products and Services
CafePress receives content from a wide variety of sources including user-generated content, licensed content from various properties, and content from stock photo sources. These products are digitally rendered for consumers onto a variety of base goods, and the combination of the content and base good creates the range of products offered on CafePress.com.

For CafePress.com, these products and the associated metadata will be marketed to draw both search engine and direct traffic. Prices are typically set by CafePress when we control the marketing. This is what is typically called our Marketplace.

User-generated content can also be created on CafePress for self-purchase, or to be sold. If user-generated content is to be sold to others, the content generator is called a Shopkeeper, and may be paid a commission in one of two ways. The predominant method is a marketplace commission which is fairly standard for most Shopkeepers, and has the terms of the commission structure online.  The Shopkeeper can also elect to create a "Shop". The Shopkeeper can use a suite of tools to provide a unique e-commerce experience, set their own markup above our standard product pricing, and drive their own marketing. As shopkeepers drive their own traffic and sets their own markup for their Shop, the commission is typically higher than through the Marketplace.

Our Retail Partner Channels or Feeds (collectively referred to as "Retail Partner Channels") typically refers to the fact that we are generating revenue from sources other than the CafePress.com or our related websites.  Retail Partners refers to the distribution of our more popular content and products to other e-commerce retail websites such as Amazon and Walmart.

Whether sold on CafePress.com or through Retail Partner Channels, the resulting order is electronically communicated to our fulfillment center in Louisville, Kentucky, and then routed to the appropriate location to be manufactured on-demand. Most of our goods are manufactured in Louisville, Kentucky, however we do have fulfillment arrangements with others with different product expertise, or geographical advantages such as Europe, Australia and Canada. Products are then produced, and shipped from the appropriate fulfillment location.

We generate the majority of revenue from CafePress.com and by controlling the production process in our manufacturing facility, we can produce high-quality products, innovate quickly, maintain a favorable cost structure and ensure timely shipments to customers during our peak periods of demand. We generate approximately 89% of our revenue from sales originating in the United States and our sales are seasonally driven as we generate more than 40% of our total revenue during our fiscal fourth quarter.

Business and Marketing Strategy
Our goal is to help individuals establish connections and celebrate their identities, interests and affinities through unique products and content. The desire to personalize products and express affinity through the things individuals surround themselves with, whether they are decorating their apparel, their home or office, remains strong, and as we improve the quality of our execution and services, we believe we can eventually capture more of that demand. To reach new and existing customers, we rely on consumer awareness of our brand and use a variety of integrated marketing programs, including search engine marketing, search engine optimization, social media, e-mail and other forms of online marketing.

Key elements of our strategy, both in 2016 and going forward, to achieve this goal include:

•
Maintain Financial Discipline. We manage our business activities with a focus on continued revenue and profitability growth. Our financial strategy involves growing revenue across our Cafepress.com site and Retail

Partner Channels to take advantage of the multi-billion-dollar online TV and Catalog markets, but in a way that generates continued Adjusted EBITDA growth. We define Adjusted EBITDA as net income (loss) less interest and other income (expense), provision for (benefit from) income taxes, depreciation, amortization of intangible assets, acquisition related costs, stock-based compensation, impairment charges and restructuring costs.

•
Enhance Brand Awareness. In 2016, we renewed our efforts to build upon our existing product and brand awareness through marketing and communication programs. Our marketing and branding efforts are key elements of our growth strategy. Going forward, our strategy is to aggressively increase our general marketing efforts, along with expanding our Internet presence through search engine marketing and search engine optimization, and our branded expansion through Retail Partner Channels.

•
Rebuild the User Experience. A key aspect of our ability to improve our retention and customer counts is to provide a site that removes as much friction from the purchasing funnel as possible. During 2016, we launched a refreshed website with a new global navigation so our customers can shop by interest and occasion. In addition, lifestyle photography and consistency across web pages was added to enhance the shopping experience and provide a uniform shopping experience for customers visiting our website via PC, MAC and mobile devices. We plan to continue to invest in technology enhancements that improve conversion and the customer experience.

•
Revenue Growth. With enhancements to several key back-end marketing tools completed in 2016, we expect to increase our marketing activities to acquire more customers and orders. We intend to support growth in our Retail Partner Channels by focusing on product discoverability and an enhanced customer experience that includes branding, detailed product descriptions, photographs and reviews and refined pricing and promotions. During 2016, web traffic and order volume increased 1% and 7%, respectively.

•
Create long-term relationships with our customers. We are focused on acquiring new customers and retaining existing customers to maximize the lifetime value of our customer relationships. We believe we will achieve this by establishing stronger relationships with our customers, understanding their passions and interests, and connecting with them through the media channels that are most appropriate.

•
Focus on high quality content partners. In 2016, we expanded our roster of licensed content partners as well as increased the range of content accessible on our site to attract new users. We continue to focus on film, television, sports, video game and other entertainment properties to bring content to our platform. For example, in 2016, we signed or implemented new licensed entertainment properties to make official and fan merchandise available through our platform, including My Little Pony, Transformers, Orange is the New Black and I Love Lucy. In addition, we also reached an agreement to bring content from over 100 fraternity and sororities to our users.

•
Attract, Retain and Grow Our Leadership Team. In order to successfully execute our strategies, we require a talented leadership team. As a result, we intend to continue our focus to attract, retain and grow our team and to build continuity in our daily operations. By providing our employees with a great place to work, we believe that we continue to strengthen our high performance culture.

Technology and Production Systems
We use a combination of proprietary and third-party technology, including the following:

•
Customer Relationship Management or CRM System. Our integrated CRM system is composed of various tools designed to convert first-time customers into repeat buyers. We seek to increase average order size by expanding customer awareness, providing targeted, segmented offers to customers and encouraging cross- and up-selling. Our system uses a variety of data, including website usage patterns, order size, order frequency, products purchased and seasonality factors, as well as customer satisfaction information. This data is continually updated and refreshed in a data warehouse, from which different customer segments are identified and monitored for targeted marketing communications.

•
Website System. We have designed our website systems to be secure and highly available within a data center, and not across geographically isolated data centers. We can scale to increasing numbers of customers cost-effectively by adding relatively inexpensive industry-standard computers and servers. We have a strong commitment to our privacy policy, and we utilize technologies such as firewalls and encryption technology for secure transmission of personal information between customers' computers and our website system and intrusion detection systems.

•
Image Archive We store our customers' images in our image archive. Once a customer uploads a photo to our website, it is copied to six redundant systems. We continue to expand our storage capacity to meet increasing customer demand. Our innovative storage architecture provides cost effective storage costs, facilitates the safe and secure archiving of customers' images and delivers the speed and performance required to create products in real-time.

•
Rendering. Our in-house system examines the content of an image and returns metadata that we utilize to run a product creation engine. This system produces the best quality image for the product selected. Image review also occurs during the production process by our print quality team to ensure that the design chosen by our customers is of the highest quality.

•
Production System. We operate our production facility in Louisville, Kentucky. Our single piece flow automated production system efficiently controls our production processes, including order management and pick, pack and shipping operations. Using proprietary algorithms, the production system analyzes thousands of orders daily and automates the workflow into our state-of-the-art digital printers. We also use third-party print on demand partners internationally to assist with the speed of delivery and to help control fulfillment costs.

Competition
The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	Small, traditional offline printing, gifting and souvenir businesses for apparel, accessories, home, or other customized products;

•	E-commerce companies, including large online retailers and marketplaces such as Amazon.com, Walmart.com, Target and eBay (who may also serve as our retail partners);

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
We also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers, and our reliance on Internet portals and other sources of Internet and referral traffic, such as Facebook, impacts both the way we do business and our performance against competitors. Changes to their practices could drive traffic to our competitors and away from our e-commerce sites in ways we may not anticipate or that will cause us to expend further resources to successfully compete. The shift to mobile site access prevalence presents challenges as we cope with adapting our site to shifting traffic patterns and the different use characteristics which include lower average order size, amongst others. Furthermore, to the extent that other companies are able to replicate our processes or if advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.
Some of our current and potential competitors may have significantly greater financial, marketing and other resources than us, including significant brand recognition, sales volume and customer bases. In addition, other online retailers may be acquired by, receive investment from or enter into strategic relationships with, well-established and well-financed companies or investors that would help enhance their competitive positions. Some of our competitors may be able to secure goods and raw materials from suppliers on more favorable terms, devote greater resources to marketing activities and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and system development than us. Increased competition may reduce our operating margins, market share and brand recognition, or force us to incur losses. We may not be able to compete successfully against current and future competitors, and competitive pressures may harm our business, prospects, financial condition and results of operations.
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

Divestitures
In November 2014, we sold the primary assets and liabilities of our online custom stationery products business, InvitationBox.com. In March 2015, we sold the primary assets and liabilities of our Art business, which included our custom canvas production and printing facility in Raleigh, North Carolina, and the front-end direct e-commerce websites for CanvasOnDemand.com, GreatBigCanvas.com, and ImageKind.com. In March 2015, we also sold the primary assets and liabilities of our Groups business, which included our printing facility used by our Logosportswear.com brand operated in Cheshire, Connecticut. Finally, in September, 2015, we sold our EZ Prints business, which included the B2B printing facility in Norcross, Georgia, and provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, including the retail website Ezprints.com. We believe our recent divestitures are an integral part of our strategy to focus on the core CafePress.com business and to strengthen our balance sheet. By concentrating on fewer production facilities, products and website brands, we believe we can improve our quality and operate more efficiently. Financial information about these divestitures is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data Note 5 - Discontinued Operations, of Notes to Consolidated Financial Statements" contained within this report.

Intellectual Property
We rely primarily on a combination of patents, trade secrets, trademarks and copyrights, as well as employee and third-party confidentiality and invention agreements to safeguard our intellectual property. As of December 31, 2016, we had seven issued patents and one patent application pending in the United States generally covering our e-commerce services or proprietary printing and decorating services and our online platform for designing and generating framed products. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe may ultimately provide significant competitive advantages.
As of December 31, 2016, we held 19 U.S. trademark registrations (some of which are registered in multiple classes), which include, among others, CAFEPRESS.COM, CAFEPRESS, and the “cafepress” logo. We are in the process of registering additional trademarks supporting our business and we also claim common law trademark rights in numerous trademarks. We have registered our CAFEPRESS.COM and CAFEPRESS trademarks in numerous countries in Africa, Asia, Australia, Europe and North America.
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
The nature of our user-generated content business models presents legal challenges to our business and operations. Our content usage policy and policies surrounding infringement of intellectual property rights or the rights of third parties, such as rights of privacy and publicity, play a key role in our business operations and the systems and practices that support them are particularly important to our business, operations and reputation. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the content-based nature of our business. As an e-commerce platform, the scope of liability for third-party content uploaded to our site for sale on printed products requires analysis of varying definitions of political speech, hate speech, pornography, profanity and obscenity, among other speech-related concerns. We likewise must monitor our e-commerce platform for potential and alleged intellectual property infringement and violation of rights of privacy and publicity that can vary widely between countries and regions, and, accordingly, we frequently must navigate the legal and regulatory schemes of numerous countries outside the United States. Our ability to employ processes to quickly remove infringing or offending content from our automated upload website is an important tool in protecting us from exposure for the potentially infringing activities of our users worldwide.
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

•
In the United States and internationally, we must evaluate tax liabilities from transactions on our portfolio of e-commerce websites and maintain finance infrastructure to support the collection and remittance of applicable sales taxes. In the United States, sales tax nexus issues with respect to Internet sales to consumers in states where we do not have a physical presence, which create potential nexus through affiliate program marketing activities and other nascent efforts to imply tax nexus on royalties payable on content licenses. This regulation continues to be an area of great uncertainty and legal scrutiny both on a federal and state level, with over 27 states evaluating or imposing new legislation on various e-commerce activities or engaging in lawsuits with e-retailers. In Europe, we must comply with regulations with respect to customs, duties and V.A.T. as they apply to our business, sometimes on a country-by-country basis, which requires complex tracking and remittance processes.

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
We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, Federal Trade Commission requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.
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

Raw Materials and Suppliers
We work with a wide range of suppliers that provide raw materials, primarily ink, and blank inventory for customization. We have multiple sources for the various types of raw materials and blank inventory used in our business, and are therefore not dependent on a single source. We have historically worked with, and currently expect to continue to work with, two primary suppliers for apparel inventory, Hanesbrands, Inc. and Sun Apparel, but have access to many additional and alternative apparel suppliers. With respect to raw materials used in the printing process, we work with a number of suppliers, primarily digital printing equipment manufacturers, for the inks used in our digital printing processes, and have access to multiple alternate suppliers for ink. We do not have long-term supply agreements with any of our suppliers.
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

Employees
As of December 31, 2016, within our continuing operations we had 316 full-time employees. Below is a summary of employees by function:

Cost of revenue	146
Technology and development	67
Sales and marketing	63
General and administrative	40
Total	316
During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. In the fourth quarter of 2016, we used approximately 1,200 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.
Available information
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

ITEM 1A. RISK FACTORS
This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below, and this Report should be read in conjunction with such risk factors. The risks and uncertainties described in this Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, they could have a material adverse effect on our business, our financial condition and results of operations.

Risks related to our business
Our results of operations are subject to significant quarterly and other fluctuations due to a number of factors that could adversely affect our business and, as a result, the trading price of our common stock.
Our revenue and operating results may fluctuate from period to period and are likely to continue to fluctuate due to a variety of factors, some beyond our control. Factors relating to our business and its operations that may contribute to these fluctuations include the following:

•	Seasonality of our revenue, including shifts in the timing and length of holiday selling seasons;

•	Macroeconomic cycles and consumer discretionary spending;

•	Demand for our user-designed products and services and the growth rate of the print-on-demand and e-commerce industry overall;

•	Fluctuations in sales and marketing costs, including website traffic acquisition costs and our ability to maintain or increase such traffic cost-effectively;

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
As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. In particular, due to the seasonality of our business, our revenue in the first three quarters of each year are generally substantially lower than our revenue in the fourth quarter of the preceding year, and we expect this trend to continue for the foreseeable future.
We may not achieve or sustain profitability or avoid net losses in the future. Our growth rates in the future, if any, may fluctuate or not be sustainable or may decrease. In addition, our ability to be profitable depends in the foreseeable future on our ability to control our costs and operating expenses. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenue at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenue, our business, financial condition and results of operations will be negatively affected.
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
A significant portion of our net revenue and operating cash flows have historically been realized during the period from November through December each year, primarily due to increased retail activity during the holiday seasons. Disruption in our ability to process, produce and fulfill customer orders in the fourth quarter could have a negative effect on our quarterly and annual operating results. As described in Item 7. "Management’s Discussion & Analysis of Financial Condition and Results of Operations," in anticipation of increased fourth quarter sales activity, we typically incur significant incremental expenses prior to and during peak selling seasons, particularly October through December, including the costs associated with hiring a substantial number of temporary employees to supplement our existing workforce. If we are unable to hire enough qualified employees to support our production or customer service operations or if there is a disruption in the labor we hire from our third-party providers, our business, financial condition and results of operations could be adversely affected. In addition, if too many customers access our websites within a short period of time due to increased holiday demand or other periods of peak demand, we may experience system delays or interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. This issue in turn could harm our business, operating results and reputation. Any disruption in our business operations or other factors that could lead to a material shortfall compared to our expectations for the fourth quarter could then result in a material shortfall compared to our expectations for the full year, have a disproportionate effect on our operating results and cause our stock price to decline.
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
Changes in our pricing strategies across channels have had, and may continue to have, a significant impact on our revenue and net income. We frequently make changes to our pricing structure in order to remain competitive, but that may result in lower profit margins. Most of our products are also offered by our competitors. In particular, competitive offerings in apparel have put pressure on pricing and increasingly impacted sales performance in that product category. If in the future, we significantly reduce prices on our products without a corresponding increase in volume or decrease in cost of goods sold, or raise prices without maintaining the volume of goods sold, our pricing strategies could negatively impact our revenue and could adversely affect our gross margins and overall profitability.

We generate a portion of our revenue from the fees we collect from shipping our products. We frequently offer discounted or free shipping, with minimum purchase requirements during promotional periods, to attract and retain customers. We also frequently offer coupons, promotional marketing giveaways and free or discounted products and services as a method to attract and retain customers, and such instances are generally unable to recoup shipping costs in such programs. In the future, if we continue to increase these coupon practices and discounted shipping offers to attract and retain customers and/or in response to actions taken by our competitors, our results of operations may be harmed.
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
If we are unable to attract customers or increase Internet traffic to our websites and manage changes in the manner by which customers access our websites in a cost-effective manner or at all, our business and results of operations could be harmed.
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
We also devote substantial resources to optimizing our websites to increase the likelihood of our products and services appearing in unpaid search engine results; however, there can be no assurance that these efforts will be successful. If our products and services receive low placement or do not appear within the listings of search engine results in response to relevant search queries, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. Search engines including Google, Yahoo! and Bing frequently refine and modify their search algorithms that determine placement of our relevant search queries. If we are unable to maintain or increase traffic to our websites, including through accurate search results and recommendations, our products or services receive low placement or do not appear due to changes in search engine algorithms, such changes could negatively impact the effectiveness of our search engine optimization or search engine marketing, and our business and financial performance would be adversely affected, potentially very materially. If our conversion rates decline, whether due to increased traffic from mobile devices or otherwise, our business and operating results could suffer.
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
In connection with the selection and popularity of specific content, we employ licensing and business development professionals and Internet traffic analysts who evaluate popular culture trends and potential properties to support the content on our site and drive traffic to our websites. To the extent they are unsuccessful in identifying or obtaining content sources that will be popular with consumers and that will generate sales of our products, our results could materially be harmed. To the extent the content we do choose to obtain proves unpopular or unsuccessful and we have agreed to contractual minimums, we may not achieve the planned return on royalty advances and may incur losses or impairment charges.
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
We have previously engaged in acquisition opportunities, including businesses of which we have subsequently divested.  We may be unable to successfully integrate any businesses that we may acquire in the future or may fail to realize the anticipated benefits of any such acquisitions. The successful integration of any acquired business as well as the retention of personnel require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. In addition, our ability to impose appropriate internal controls, including accurate forecasting, accounting integration of inventory, costs and reporting, to successfully manage these businesses requires significant investments of resources and management time. Finally, acquisitions could result in the use of substantial amounts of cash, earn-outs, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. In some of our prior acquisitions, earn-out targets were not achieved and in some instances either disputes occurred or modifications were made. We may enter into other modifications or settlements of certain acquisition terms over time which could result in cash payments, potentially dilutive issuances, goodwill impairment charges and other potential unknown liabilities. Failure to realize the anticipated benefits of our divestitures, or of any prior or future acquisitions, could materially and adversely affect our business, financial condition and prospects.
If we fail to successfully identify and respond to constantly changing consumer preferences, adopt new technologies or adapt our websites and systems to customer requirements or emerging industry standards, our business, prospects and financial results may be materially and adversely affected.
The e-commerce and retail industries as well as the content-provider industry are subject to ever changing trends and consumer preferences. Consequently, we must anticipate emerging consumer trends for customized retail merchandise that will appeal to existing and potential consumers both with base products and licensed and user-generated content. If our consumers cannot find their desired products on or service through our websites, our customers may stop visiting our websites, visit less often or stop purchasing products on our websites or seek out our competitors’ services. If we do not anticipate, identify and respond effectively to consumer preferences and changes in consumer trends at an early stage, we may not be able to generate the desired level of sales. Likewise, we must anticipate and capitalize on trends in user-generated content and popular culture that will continue to drive consumer interest in our websites.
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
Because our sales and revenue rely on consumer spending of discretionary income, uncertain macroeconomic conditions in the United States and world economies may materially and adversely affect our financial results.
The majority of our revenue is generated from sales through our consumer e-commerce websites and our customized products are largely found in categories of consumer goods that would be deemed non-essentials. As a result, our sales are driven largely by discretionary consumer spending habits and preferences. Historically, consumer purchasing on discretionary items declines during economic downturns and periods of uncertainty regarding future economic prospects or when disposable income or consumer lending is lower. While not always directly related to actual consumer behavior, macro-economic conditions such as global currency and debt concerns, stock market volatility, levels of unemployment, increased fuel or commodity prices and transportation costs, and conditions in the commercial consumer lending and housing markets, among other factors, fuel uncertainty over future macro-economic conditions and prospects of a prolonged recessionary spending climate. Many other factors contribute to economic conditions in the U.S., including taxation and distribution concerns. Deterioration of macroeconomic conditions in the near term or long term, or the perception that such deterioration might occur, could reduce demand for our products either temporarily or in the long term. Our revenue could likewise decline and our results could be materially and adversely affected by such trends. Our ability to anticipate, identify and respond quickly to consumer spending pressures and prevailing economic conditions will be challenged if such economic uncertainties continue or particularly during peak periods for our sales that historically have occurred in our fiscal fourth quarter.
The proper functioning of our websites is essential to our business and any failure to maintain the satisfactory performance, security and integrity of our websites will materially and adversely affect our business, reputation, financial condition and results of operations.
The satisfactory performance, reliability and availability of our websites, our marketing activities, our transaction-processing systems and our network infrastructure are critical to our success. Our revenue depends on the number of visitors who shop on our websites and the volume of orders we fulfill. Any system delays, interruptions or disruptions to our servers caused by telecommunications failures, computer viruses, physical break-ins, domain attacks, hacking or other attempts to harm our systems or servers that result in the unavailability or slowdown of our websites, loss of data or reduced order fulfillment performance would reduce the volume of products sold and the attractiveness of product offerings on our websites. We may also experience interruptions caused by reasons beyond our control.
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
Our success depends on our ability to successfully receive, produce and fulfill orders and to promptly and securely deliver our products to our customers, which in turn depends in part on the efficient and uninterrupted operation of our computer and communications systems. Our production, inventory management, packaging, labeling and shipping processes are performed in a single production and fulfillment center located in Louisville, Kentucky and such single location reliance presents risks. In addition, substantially all of the computer hardware necessary to operate our principal websites is located at third-party hosting facilities in Las Vegas, Nevada and hosted through Amazon AWS. These facilities are susceptible to damage or interruption from human error, fire, flood, ice storms, power loss, insufficient power availability, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. In addition, Louisville, Kentucky, our production site, is particularly susceptible to flooding and extreme weather patterns. Our production operations are dependent on order management and other automation software systems that may be especially subject to human error in programming.
Any catastrophic loss to our facility would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. Our business interruption insurance may be insufficient to compensate us for losses that may occur, which is not covered under our current policy. Any interruptions in our production, fulfillment center or systems operations, particularly for any significant period of time, could damage our reputation and brand and substantially harm our business and results of operations.
Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers.
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
The facilities of our third-party suppliers are subject to risk of catastrophic loss due to fire, flood or other natural or man-made disasters. The majority of our suppliers are located in the United States and China in areas with above-average catastrophic weather instability and seismic activity and which are subject to typhoons, tsunamis and other natural disasters. Additionally, since a significant portion of our revenue is attributed to cotton apparel and because we do not currently engage in any cotton or other commodity-related hedging activities, we are particularly susceptible to issues affecting the cotton growing and production industry. Any catastrophic loss to any of these facilities or disruptions in the production of cotton would likely disrupt our operations, delay production and shipments, and result in a delay or loss of revenue or cause us to incur significant expenses to repair or replace the facility or to purchase critical inventory for creation of our products.
We face risks such as unforeseen costs and potential liability in connection with content we acquire, produce, print, license and/or distribute through our service.
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
As we expand and start to create more internally generated content and/or designs, and do more than just print content by others on products through our service, if we do not anticipate costs or mitigate risk, or if we become liable for content we produce, the litigation to defend against claims could be costly and expenses and damages arising from liability could harm our results of operations.
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
We accept payment by a variety of methods and a substantial majority of our net revenue is derived from credit card sales. These methods, in turn, exposes us to increased risks of dependence on third-party payment processing service providers, as well as risks associated with higher transaction fees, compliance matters and fraud.

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and other payment services. As we offer new payment options to our customers, we may be subject to additional fees, additional regulations, compliance requirements and fraud. To date, the substantial majority of our net revenue has been derived from credit card sales. As a result, we believe our business is vulnerable to any disruption in our customer payment processing capabilities and third-party processor disruptions. In most geographic regions, we rely on three or four third-party companies to provide payment processing services, including the processing of credit cards, debit cards and other payment services. If any of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers. We may not be able to do so on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming. Additionally, as we typically experience increased activity from November through December each year due to increased retail activity during the holiday season, any disruption in our ability to process customer payments in the fourth quarter could have a significant and disproportionate negative impact on our business.
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
Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of December 31, 2016, we had seven issued patents and one patent pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.
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
Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to business process patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We have been and may continue to be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties, including allegations of patent infringement asserted by patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence. E-commerce companies and divisions have been particularly the target of speculative patent infringement claims in recent years. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time-consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, pay ongoing royalties, or subject us to injunctions prohibiting the use of our technologies. Protracted litigation could also result in our customers or potential partner customers of our products or services deferring, limiting or ceasing their purchase or use of our website services until resolution of such litigation.
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
We are subject to, and will soon be subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, which cause us to incur significant legal, accounting and other expenses.
We incur significant legal, accounting and other expenses as a public company and will incur additional expenses after we cease to be an “emerging growth company.” In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While the Jumpstart Our Business Startups Act, also known as the JOBS Act, enacted in April 2012, provided us with additional time through the year ended December 31, 2016 to achieve full compliance, the regulations surrounding Section 404 of the Sarbanes-Oxley Act has required us to, and will continue to, incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, these rules and regulations will continue to increase our legal, accounting and financial compliance costs and will make some corporate activities more time-consuming and costly than private company compliance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers and will make securing directors’ and officers’ liability insurance more expensive.
We have identified a material weakness in our internal control over financial reporting which management believes has been fully remediated, and we will confirm the operating effectiveness of the new internal controls in the first quarter of 2017. Should we have inadequately remediated this material weakness or should we otherwise fail to maintain effective internal control over financial reporting and disclosure controls and processes, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We have currently disclosed a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A, "Controls and Procedures," of this Annual Report on Form 10-K, we concluded that there was a material weakness in our internal control over financial reporting related to maintaining appropriate design, adequate documentation and operating effectively to support the accurate and timely reporting of gross versus net revenue transactions. Specifically, we did not design and maintain effective controls to ensure platform fees paid to third-party websites were recorded in accordance with generally accepted accounting principles. As a result, the material weakness disclosed resulted in a revision to our previously reported interim and annual financial statements for the year ended December 31, 2015.
Although management believes that such material weakness had been remediated during the three months ended December 31, 2016, management did not have sufficient time to test the operating effectiveness of these controls. In addition, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.
If we are unable to successfully improve internal controls, or detect weaknesses or errors in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected as well as our ability to attract investors in our stock.
We have implemented and continue to adopt measures to improve our internal controls. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. As discussed above, we had identified a material weakness in our internal controls over financial reporting as of December 31, 2016 which we believe was remediated. In addition, we have in the past experienced deficiencies in internal controls, and while the dollar amounts involved were not material and we believe we have remediated these deficiencies, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a revision or restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
Since we are an “emerging growth company,” as defined by the JOBS Act and for as long as we maintain such status, we are not required at this time to include an attestation report of our registered public accounting firm regarding internal control over financial reporting. If we have more than $75 million in aggregate market value of our common stock held by non-affiliates as of June 30, 2017, we may be required to include an attestation report with the filing of our 2017 Annual Report on Form 10-K. If we fail to maintain effective and appropriate internal controls over financial reporting processes or modify them as necessary to maintain such controls, investors could lose confidence in the accuracy and completeness of our financial reports. If we fail to properly manage internal operational controls across our businesses and our websites, confidence in our business and results of operations may suffer and the price of our common stock may decline. If the reliability of our internal control over financial reporting is in question, the price of our common stock may decline or be otherwise adversely affected. Such doubts about the efficacy of internal controls could also impair our ability to attract new investors and may adversely affect our ability to continue our growth and meet our forecasts.
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

Risks related to our industry
Uncertainties regarding the growth and sustained profitability of business-to-consumer e-commerce could adversely affect our revenue and business prospects and the trading price of our common stock.
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
A decline in the popularity of shopping on the Internet in general or a shift in the devices used that are not optimal for viewing our sites, a decline in interest in customized goods as a retail trend or any failure by us to adapt our websites and improve the online shopping experience of our customers in response to consumer requirements and tastes, will harm our revenue and business prospects.
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

•	Varying and more extensive data privacy and security laws and regulations in other countries;

•	Challenges of international delivery and customs requirements;

•	Varying product safety requirements and content restrictions in other countries;

•	Difficulties of language translations, increased travel, infrastructure and legal compliance and enforcement costs associated with international operations;

•	Currency transaction risk, which may negatively affect our revenue, cost of net revenue and gross margins, and could result in exchange losses;

•	Difficulty with managing widespread international operations and fulfillment partnerships;

•	Reduced protection for intellectual property rights in some countries;

•	The need to defend against intellectual property infringement claims against us in unfamiliar foreign legal regimes and to comply with unfamiliar foreign regulatory schemes and laws;

•	Lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage as well as broadband connections on which our content-rich services depend;

•	Heightened exposure to political instability, war and terrorism; and

•	Changes in the general economic and political conditions.
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
Our future revenue is substantially dependent upon the continued growth in the use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce for several reasons including the following:

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
United States Supreme Court precedents currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, in recent years, a number of states, as well as the U.S. Congress, have attempted or are considering adoption of initiatives that limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales or with respect to affiliate marketing programs we employ to generate sales on our websites. If these initiatives are successful, we could be required to collect sales taxes in additional states or change our business practices and we may be exposed to retroactive liability on sales. The imposition of a Federal tax scheme or the imposition by individual state and local governments of taxes upon Internet commerce or affiliate programs could create administrative burdens for us in the future that may pose operational challenges. We currently collect sales tax in states in which we believe we have established sales tax nexus based on our operations and physical presence and in compliance with existing law. We have elected to discontinue affiliate marketing programs residing in states that have enacted affiliate sales tax nexus statutes. Under some of our agreements, another company is the seller of record, but we are nevertheless obligated to collect sales tax on transactions. We may enter into additional agreements requiring similar tax collection obligations. We expect the complexity of the application of various taxation schemes to continue to pose challenges to our business on a go forward basis.
We also make payments to our users where they upload content and license to us for the creation of online products and/or storefronts. We believe it is our content owners’ obligation to pay taxes on their percentage of proceeds from such sales. In the U.S., we issue appropriate tax forms disclaiming the withholding on taxes on such sales. U.S. law remains unsettled on taxation of sales made in the U.S. for which we may owe payments to licensors who reside outside the U.S., and we are continuing to evaluate potential withholding obligations in connection with those sales. There is no guarantee that such procedures will be appropriate to disclaim taxable nexus in every state and foreign country in the future and we continually review such positions on a regular basis for recent developments.
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

•
Our announcement of actual results for a fiscal period that are higher or lower than projected results, our announcement of revenue or earnings guidance that is higher or lower than expected, our withdrawal of previously issued guidance or our decision not to provide guidance;

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
For example, from March 29, 2012 through December 31, 2016, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.95 on December 15 and 16, 2014. As of December 31, 2016 and December 31, 2015, our stock price closed at $2.94 and $3.84, respectively.
We have a relatively small public float, which may further contribute to volatility in our stock price.
We have a relatively small public float due to the ownership percentage of our executive officers and directors and greater than 10% stockholders. In addition, in April 2016, the Company's Board of Directors approved the extension of our existing share repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. In February 2017, the Company's Board of Directors terminated the program. Through December 31, 2016, 1,247,167 shares had been repurchased, and 2,252,833 shares remained available for purchase under this program. As a result of our small public float, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other significant stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.
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
We are an “emerging growth company,” as defined in the JOBS Act through the year ended December 31, 2016 and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements afforded to such companies, including, but not limited to, exemptions from compliance with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or the Sarbanes Oxley Act, exemptions from certain of the disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company.” However, our auditor's would not be required to file a report on our internal controls if we are considered a small reporting company which we currently meet as of December 31, 2016. At such time, our independent registered accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or are operating.
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
We have in the past opportunistically repurchased shares of our common stock. Under our stock repurchase program which was established in 2015 and terminated in February 2017, we repurchased an aggregate of 1,247,167 shares for a total of $5.2 million.
These repurchases and any repurchases we may make in the future under new repurchase plans that may be adopted by our Board may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to have been the best use of our cash resources and may adversely impact our future liquidity.

In addition, we have used in the past, and may use in the future, our cash and cash equivalents to make investments in certain businesses and ventures as our management thinks appropriate. These investments may decline in value after they are made or we may entirely lose the cash associated with the investment.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
Facilities
As of March 10, 2017, our properties consisted of the following locations:

Principal use	Location	Square footage	Lease expiration
Corporate offices (1)	Louisville, Kentucky	24,968	N/A
Production facility(2)	Louisville, Kentucky	195,745	July 31, 2021
We believe that our current facilities are sufficient to meet our needs for the foreseeable future and should additional space be needed, such space can be leased on commercially reasonable terms to accommodate any future growth.

(1)	Office building located on 1.61 acres of land which we own and was occupied in May, 2016.

(2)	Leased real property. Financial information about this lease is set forth in Item 8. "Financial Statements and Supplementary Data Note 11 - Restructuring and Note 13 - Commitments and Contingencies.

ITEM 3. Legal Proceedings

In addition to the matters described below, we are also involved in the ordinary routine litigation matters which are incidental to our business.
On November 3, 2016, The Ohio State University filed a Complaint for Trademark Infringement, Unfair Competition, Passing Off, Counterfeiting and Violation of Right of Publicity styled The Ohio State University versus CafePress, Inc. (Civil Action No. 2:16-cv-1052) (the "Complaint") in the United States District Court for the Southern District of Ohio. The Complaint alleges that CafePress, Inc. participated in trademark infringement, unfair competition, passing off and counterfeiting under the Lanham Act, 15 15 U.S.C. § 1114 and § 1125(a), relating to the unlawful appropriation of Ohio State's registered and common law trademarks, and violation of the rights of publicity assigned to Ohio State by head football coach Urban F. Meyer ("Meyer") under O.R.C. § 2741, et. seq., by Defendant in its design, manufacture, promotion, advertising, sale and shipping of allegedly counterfeit and infringing t-shirts and other merchandise online. Our answer to the Complaint is due March 22, 2017. We do not expect this matter to have a material impact on our financial condition, results of operations or cash flows.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common equity
After the pricing of our initial public offering on March 29, 2012, our common stock has traded on the NASDAQ Global Select Market under the symbol “PRSS.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated:

Fiscal Year 2016	High	Low
First Quarter	$3.99	$3.11
Second Quarter	$3.83	$2.97
Third Quarter	$3.32	$2.90
Fourth Quarter	$3.18	$2.80

Fiscal Year 2015	High	Low
First Quarter	$3.89	$2.10
Second Quarter	$5.28	$3.80
Third Quarter	$4.81	$4.08
Fourth Quarter	$4.79	$3.65
On March 3, 2017, the last sale price for our common stock on NASDAQ was $3.10 per share.
Stockholders
As of March 3, 2017, according to the records of our transfer agent, there were approximately 88 registered holders of our Common Stock excluding stockholders whose shares were held in nominee or street name by brokers.
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
Unregistered sales of equity securities
None.

Issuer purchases of equity securities

The following table provides information regarding purchases of the Company’s common stock by the Company during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
October 1 - 31, 2016	16,033	$3.09	16,033	$10,791
November 1 - 30, 2016	19,016	$2.94	19,016	$10,735
December 1 - 31, 2016	57,210	$3.06	57,210	$10,560
Total	92,259	$3.05	92,259

(a) In April, 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. Under the stock repurchase program, any stock repurchase could be made through open market and privately negotiated transactions, or as otherwise determined by management, at times and in such amounts as management deemed appropriate and could be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of stock repurchased under the program depended on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of the NASDAQ Stock Market), any additional constraints related to material inside information the Company may have possessed and capital availability. Through December 31, 2016, 1,247,167 shares had been repurchased, and 2,252,833 shares remained available for purchase under this program. In February, 2017, the Company's Board of Directors terminated the repurchase program.

ITEM 6. Selected Financial Data
Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a leading retailer of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and also operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
Our production facility and fulfillment center in Louisville, Kentucky has innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order. Our proprietary processes enable us to produce a broad range of merchandise efficiently and profitably. We also maintain a diverse network of contract manufacturers that give us the ability to broaden our manufacturing capabilities and produce in certain international locales.
The majority of our net revenue is generated from sales of customized products through our e-commerce websites (collectively referred to as "Marketplace"), associated Retail Partner Channels or Feeds (collectively referred to as "Retail Partner

Channels") or through storefronts hosted by CafePress. In addition, we generate revenues from fulfillment services, including print and production services provided to third parties. Customized products include user-designed products as well as products designed by our content owners.
An important revenue driver is customer acquisition, primarily through online marketing efforts, including paid and natural search, email, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. As a result, our sales and marketing expenses are our largest operating expense.
Our consumers and content owner customers are increasingly accessing e-commerce sites from their mobile devices. This shift to mobile site access presents challenges for us as we cope with shifting traffic patterns, and we have experienced lower conversion rates on traffic from mobile devices. We expect that this shift to mobile site access will continue for the foreseeable future.
Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays with the largest sales volume in the fourth quarter of each calendar year. Our offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of this seasonality, our revenue in each of the first three quarters of the year are generally substantially lower than our revenue in the fourth quarter of each year, and we expect this to continue for the foreseeable future.
We monitor several key operating metrics including (from continuing operations):

	Year Ended December 31,
	2016	2015
	(in thousands, except average order size data )
Key operating metrics:
Total number of orders	3,088	2,884
Average order size	$33.06	$36.65

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30	Dec. 31	Mar. 31,	June 30,	Sept. 30	Dec. 31
	2015	2015	2015	2015	2016	2016	2016	2016
(in thousands, except average order size data )
Key operating metrics:
Total number of orders	617	609	567	1,091	535	589	619	1,345
Average order size	$37.43	$36.46	$35.53	$36.90	$34.50	$34.70	$31.61	$32.42

Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the year ended December 31, 2016, the total number of orders was 3.1 million, an increase of 0.2 million, or 7%, compared to the prior year. The increase in orders was due primarily to growth in business volumes within our Retail Partner Channels. Order volumes within our CafePress.com domains declined modestly as compared to the prior year.
Average Order Size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the year ended December 31, 2016, average order size was $33.06, a year-over-year decrease of 10%. We sold higher volumes though our Retail Partner Channels, which typically carry a lower average order size. In addition, changes in our average unit prices and product mix contributed to the decline in average order size.
Basis of presentation
Net Revenue
We generate revenue from online transactions through our e-commerce websites and through our partners' websites.
We recognize revenue associated with an order when all revenue recognition criteria have been met. Revenue is recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers or have most of these indicators. For transactions where we act as principal and record revenue on a gross basis, applicable royalty payments to our content owners are recorded in cost of net revenue.
Cost of Net Revenue
Cost of net revenue includes materials, labor, royalties and fixed overhead costs related to our manufacturing facilities, as well as outbound shipping and handling costs. The cost of materials may vary based on revenue as well as the price we are able to negotiate. Shipping fluctuates with volume as well as the method of shipping and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is an hourly or a salary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expense is comprised of fees we pay to our content owners for the use of their content on our products. Additionally, we pay commissions to shopkeepers for the use of their content on our products. Such fees vary based primarily on sales channel and volume. Royalty-based obligations and commissions are expensed to cost of net revenue at the contractual rate for the relevant product sales.
Operating Expense
Operating expense consists of sales and marketing, technology and development, general and administrative expense, impairment charges and restructuring costs.
Sales and Marketing
Sales and marketing expense consists primarily of customer acquisition costs, personnel costs and costs related to customer support, order processing, third-party platform fees and other marketing activities. Customer acquisition, customer support, third party platform fees and third-party payment processor and credit card fees are variable and historically have represented the majority of our overall sales and marketing expense.
Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, display advertising and affiliate channels. We believe this expense is a key lever that we can use within our business as we adjust volumes to our target return on investment. We expect to continue to invest in sales and marketing expense in the foreseeable future to fund new customer acquisition, increase focus on driving repeat customer purchases, and build our brand.
Technology and Development
Technology and development expense consists of costs incurred for engineering, network operations, and information technology, including personnel expense, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over the estimated useful lives which is two years.
General and Administrative
General and administrative expense consists of personnel, professional services and facilities costs related to our executive, finance, human resources and legal functions. Professional services consist primarily of outside legal and accounting services. General and administrative expense also include headcount and related costs for operations related to our content usage and fraudulent review personnel.

Our Critical Accounting Policies
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.
Our critical accounting policies are:

•	Revenue recognition;

•	Goodwill;

•	Property and equipment;

•	Inventory; and

•	Income tax expense.
Our significant accounting policies and recently adopted accounting policies are more fully described in Item 8. "Financial Statements and Supplementary Data Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements" contained within this report.
Revenue Recognition
We recognize revenue from product sales, net of estimated returns based on historical experience, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.
We evaluate whether it is appropriate to record the gross amount of product sales and related costs as product revenue or the net amount earned as fulfillment revenue. Revenue is recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers, or have most of these indicators.
Product sale and shipping revenue is recognized net of promotional discounts, rebates, and return allowances. Revenue from product sales and services rendered are recorded net of sales and consumption taxes. We periodically provide incentive offers to customers to encourage purchases. Such offers include current discount offers such as percentage discounts off current purchases and other similar offers. Current discount offers, when used by customers, are treated as a reduction of revenue. We maintain an allowance for estimated future returns and credit card chargebacks based on current period revenues and historical experience.
Deferred revenue includes funds received in advance of product fulfillment and is deferred until applicable revenue recognition criteria is met. Direct and incremental costs associated with deferred revenue are deferred, classified as deferred costs and recognized in the period revenue is recognized.
Goodwill
We perform an annual review for impairment of goodwill as of July 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a substantial decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset's carrying value for recoverability. Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as the operating segment that (1) constitutes a business, (2) has discrete financial information available and (3) is regularly reviewed by senior management. As of the dates of our goodwill impairment tests, we had one operating segment and one reporting unit.
Goodwill can or may be required to be tested using a two-step impairment test. We conduct a quantitative test to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then we need to proceed with step two where the potential impairment loss is measured as the excess of recorded goodwill over its implied fair value.
In performing our quantitative impairment tests, we determine the fair value of the reporting unit through a combination of the income and market approaches. Under the income approach, we estimate fair value based on a discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Under the market approach, we estimate the fair value of our overall business based on our current market capitalization, market comparables, or other objective evidence of fair value.
Financial information about the $20.9 million impairment recorded during the year ended December 31, 2016 is discussed in Note 6 - Goodwill in the accompanying Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Property and Equipment
Property and equipment, which includes property and equipment acquired under capital leases, are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets and are allocated between cost of net revenue and operating expense. Amortization expense of assets acquired through capital leases is included in depreciation and amortization expense in the statements of operations.
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the lives of the assets are charged to expense as incurred.
We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant, adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.
Inventory
Inventory is comprised primarily of raw materials and is stated at lower of cost or market using the first-in, first-out (“FIFO”) method. The cost of excess or obsolete inventory is written down to net realizable value when we determine inventories to be slow moving, obsolete or excess, or where the selling price of the product is insufficient to cover product costs and selling expense. This evaluation takes into account expected demand, historical usage, product obsolescence and other factors. Recoveries of previously written down inventory are recognized only when the related inventory is sold and revenue has been recognized.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial statement and tax basis of assets and liabilities, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount we estimate is more likely than not to be realized.
We follow the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered, “more likely than not” to be sustained, then no benefits of the position are to be recognized. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. There was no unrecognized tax benefit for any period presented.
We recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest or penalties have been accrued for any period presented.
We have elected to use the “with and without” approach in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized.
Results of Operations
During the year ended December 31, 2016, we revised our Consolidated Statement of Operations for the year ended December 31, 2015 to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. For the year ended December 31, 2015, the net impact of the revision was an increase in net revenue and a corresponding increase in sales and marketing expense of $2.6 million. The revision, which we determined is not a material error, had no impact on loss from operations, results of operations, stockholders' equity or cash flows. The net impact of the revision on the 2015 components of operations as a percentage of net revenue is reflected in the following tables.
The following table presents the components of our statement of operations as a percentage of net revenue:

	Year Ended December 31,
	2016	2015 (As Revised)
Net revenue	100.0%	100.0%
Cost of net revenue	59.1	58.9
Gross profit	40.9	41.1
Operating expense:
Sales and marketing	22.7	21.6
Technology and development	12.5	11.7
General and administrative	10.0	11.7
Impairment charges	20.4	0.7
Restructuring costs	2.1	1.2
Total operating expense	67.7	46.9
Loss from operations	(26.8)	(5.8)
Interest income	0.1	—
Interest expense	—	—
Other income	0.4	0.1
Loss before income taxes	(26.3)	(5.7)
(Benefit) provision for income taxes	0.4	(0.1)
Net loss from continuing operations	(25.9)%	(5.8)%
Effective tax rate	1.5%	(2.1)%

Comparison of the Years Ended December 31, 2016 and December 31, 2015
The following table presents our statements of operations for the periods indicated:

	Year Ended December 31,
	2016	2015 (As Revised)	$ Change	% Change
	(in thousands, except for percentages)
Net revenue	$102,208	$107,125	$(4,917)	(5)%
Cost of net revenue	60,406	63,069	(2,663)	(4)%
Gross profit	41,802	44,056	(2,254)	(5)%
Operating expense:
Sales and marketing	23,167	23,102	65	—
Technology and development	12,825	12,490	335	3%
General and administrative	10,192	12,560	(2,368)	(19)%
Impairment charges	20,899	788	20,111	U
Restructuring costs	2,103	1,311	792	60%
Total operating expense	69,186	50,251	18,935	38%
Loss from operations	(27,384)	(6,195)	(21,189)	U
Interest income	179	64	115	F
Interest expense	(66)	(62)	(4)	6%
Other income	411	58	353	F
Loss before income taxes from continuing operations	(26,860)	(6,135)	(20,725)	U
(Benefit) provision for income taxes	(390)	128	(518)	F
Net loss from continuing operations	$(26,470)	$(6,263)	$(20,207)	U

U:> 100% unfavorable        F:> 100% favorable
Net Revenue
Net revenue decreased $4.9 million, or 5%, in 2016 as compared to 2015. The change in revenue was driven by lower revenue from our CafePress.com domains which offsets our growth from our Retail Partner Channels. The decline in revenue from CafePress.com of $6.2 million, or 7%, is primarily attributable to a more aggressive promotional and price discounting strategy and a reduction in our variable advertising expenses, which started in 2015 and continued in early 2016, designed to increase contribution margin levels. As 2016 progressed, the decline in revenue began to moderate, and order volumes began to increase as we began to increase our variable advertising expenses. Within our Retail Partner Channels, a $1.3 million or 7% increase in revenue was primarily the result of higher order volumes from our feed partnerships driven by merchandising expansion of our catalog. Our net revenue have historically varied from period to period and we expect this trend to continue.
Cost of Net Revenue
Cost of net revenue decreased $2.7 million, or 4%, in 2016 compared to 2015. As a percentage of net revenue, cost of net revenue was 59.1% in 2016, compared to 58.9% in 2015, which was flat despite a 10% lower cost of net revenue per unit. Within cost of net revenue, shipping costs increased by approximately 2.0 percentage points, and labor costs increased by approximately 0.1 percentage points. These increases were offset by decreases in material cost of approximately 0.6 percentage points and lower plant overhead of approximately 0.8 percentage points mainly driven by reductions in depreciation expense. Additionally, commission expense decreased by approximately 0.5 percentage points, aided by the implementation of a commission forfeiture program for inactive shopkeepers during 2016 that resulted in a one-time reduction of $0.8 million or 0.7 percentage points.

Sales and Marketing
Sales and marketing expense increased $0.1 million, or 0.3%, in 2016 compared to 2015. Sales and marketing expense was 22.7% of net revenue in 2016 compared to 21.6% in 2015. The increase in absolute dollars in sales and marketing expense consists of a $0.2 million increase in variable expenses, partially offset by a $0.1 million decrease in fixed expenses. The increase in variable costs was primarily due to higher online advertising expenses including an increase in platform fees incurred as a result of revenue growth in our Retail Partner Channels. The increase in variable advertising expenses was partially offset by a decrease in credit card processing fees. Within fixed expenses, a $0.2 million reduction in personnel-related expenses was primarily due to a one-time change in our paid-time-off policy during 2016 that drove $0.1 million of lower expenses. This decrease was partially offset by increased costs of $0.1 million related to our customer marketing database.
Technology and Development
Technology and development expense increased $0.3 million, or 3%, in 2016 compared to 2015. Technology and development expense was 12.5% of net revenue in 2016 compared to 11.7% in 2015. The increase in absolute dollars is primarily to support our strategic investments in our technology platforms, including a $0.9 million increase in personnel-related costs and a $0.6 million increase in software licenses and our co-location facility hosting and data costs. These increases were partially offset by a $0.7 million decrease in depreciation expense, a $0.3 million decrease in personnel-related expenses from a one-time change in our paid-time-off policy during 2016 a $0.2 million decrease in other expenses incurred in 2015 that did not recur in 2016 and an increase in capitalized labor related to software and website development costs.
General and Administrative
General and administrative expense decreased $2.4 million, or 19%, in 2016 compared to 2015. General and administrative expense was 10.0% of net revenues in 2016 compared to 11.7% in 2015. The decrease in absolute dollars was primarily due to a $0.7 million reduction in professional services fees, consisting primarily of lower external audit and legal expenses this year. In addition, a $0.3 million decline in personnel-related costs and a $0.2 million decline in facilities costs was due to the move and closure of our California office. The remaining decrease in absolute dollars primarily consists of a $0.7 million decrease in corporate expenses as penalties and interest recorded for escheatment issues during 2015 were favorably reversed in 2016, as well as a $0.4 million decrease in other taxes as we had a one-time reduction in sales and use tax liabilities during 2016. We also incurred a $0.1 million decrease in personnel-related expenses from a one-time change in our paid-time off policy.
Impairment Charges
Impairment charges were $20.9 million in 2016, related to the impairment of goodwill. In 2015, impairment charges of $0.8 million were incurred related to capitalized internally developed software and website applications that were no longer being utilized.
Restructuring Costs
Restructuring costs were $2.1 million in 2016 compared to $1.3 million in 2015. In 2016, this expense consisted of severance charges of $1.8 million and a charge of $0.3 million for the abandonment of our office space in Hayward, California, which represents the net present value of the remaining minimum lease payments less expected sub-lease proceeds.
In 2015, this expense consisted of $0.8 million related to the reduction in capacity at our production facility and fulfillment center in Louisville, Kentucky. The primary component of this charge was the write-off of the building, which is under a capital lease and leasehold improvements which will no longer be in use as well as $0.5 million related to the early termination of our lease and the downsizing of our San Mateo, California office.

Other Income

Other income of $0.4 million in 2016 consisted primarily of one-time commission forfeiture income due to the write-off of outstanding shopkeeper checks that did not qualify for escheatment.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $0.4 million in 2016 compared to a provision of $0.1 million in 2015. Our effective tax rate was 1.5% and (2.1)% in 2016 and 2015, respectively. For the year ended December 31, 2016, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a full valuation allowance against our deferred tax assets and the tax impact of the goodwill impairment. For the year ended December 31, 2015, the effective tax rate was different than the statutory tax rate primarily due to the net loss from continuing operations while maintaining a full valuation allowance against our deferred tax assets and the impact from state taxes. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.
Discontinued Operations
During the year ended December, 2015, in order to improve our core business and further enhance stockholder value, we entered into definitive agreements to divest our EZ Prints, Groups and Arts businesses for total consideration of approximately $38.3 million in cash.
Income from discontinued operations, net of tax, in our Consolidated Statements of Operations, represent the net income from the disposal of assets and liabilities associated with the sale of these operations, the impairment charge associated with the writedown of EZ Prints net assets to fair value in the second quarter of 2015 prior to the sale, the gain on disposal of the businesses during 2015 as well as the historical operations of the EZ Prints, Art and Groups businesses for all periods presented in accordance with Accounting Standards Codification ("ASC") 205-20 Discontinued Operations.
Prior year financial statements have been recast to reflect the sale of our EZ Prints, Groups and Arts businesses in accordance with ASC 205-20 within discontinued operations.  Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.
Please refer to Item 8. "Financial Statements and Supplementary Data Note 5 - Discontinued Operations" in the accompanying Notes to Consolidated Financial Statements for prior year financial information about our discontinued operations.
Quarterly trends
Our business is subject to seasonal fluctuations. In particular, we generate a significant portion of our revenues during the fourth quarter primarily due to increased retail activity during the holiday seasons. During the fourth quarter, we typically see our largest increases in orders and customers. As a result of this seasonality, our revenue in the first quarter of each year are generally substantially lower than our revenue in the fourth quarter of each year, and we expect this to continue for the foreseeable future.

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	December 31,		'16 vs. '15 Change
	2016	2015	$
	(in thousands)
Total assets	$62,920	$91,383	$(28,463)
Total liabilities	18,452	21,060	(2,608)
Total stockholders' equity	44,468	70,323	(25,855)

•
Total assets decreased $28.5 million in 2016 driven by a $20.9 million non-cash goodwill impairment charge. Current assets decreased $10.0 million primarily due to the utilization of cash to pay for property and equipment purchases, restructuring costs, stock repurchases and the timing of working capital items related to the seasonality of our business. These decreases were partially offset by an increase of $2.3 million in property and equipment, net due to building improvements related to our new corporate headquarters and production equipment at our fulfillment center.

•
Total liabilities decreased $2.6 million in 2016 primarily from one-time reduction of $0.6 million associated with a change in our paid-time off policy and a reduction of $0.7 million with an inactivity fee charge associated with our shopkeeper program that lowered our current liability balance. In addition, our capital lease obligations decreased by $0.6 million.

•
Total stockholders' equity decreased $25.9 million in 2016 due to our net loss of $26.5 million and $1.0 million from the repurchases of our common stock partially offset by $1.6 million in stock-based compensation expense.

Liquidity and Capital Resources
As of December 31, 2016 we had cash, cash equivalents, and short-term investments totaling $43.8 million.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,		'16 vs. '15 Change
	2016	2015	$
	(in thousands)
Cash Flows from:
Operating activities	$(1,846)	$(1,883)	$37
Investing activities	(9,256)	8,174	(17,430)
Financing activities	(1,581)	(4,277)	2,696
Cash flows from operating activities
Our primary source of cash from operating activities is cash collections from our customers and partners. The substantial majority of our net revenue are generated from credit card transactions and credit card accounts receivable and are typically settled between one and five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter, and cash flows in the first three to nine months have generally been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business, and to a lesser extent, operating losses. We expect that cash provided by (used in) operating activities may fluctuate in future periods due to a number of factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.
Cash used in operating activities remained unchanged in 2016 as a decrease in current year gross profit and increases in restructuring charges paid during 2016 were offset by a smaller reduction from working capital items from the timing of vendor payments and settling of accrued liabilities as compared to the prior year.
Cash flows from investing activities
Cash used in investing activities increased $17.4 million in 2016 due to the proceeds received from the sale of our businesses during 2015 which did not occur again in 2016, increases during the current year of capitalized labor related to software and website development costs and capital expenditures related to our corporate headquarters. Partially offsetting these increases was a reduction in the net purchase of short-term investments and the release of restricted cash associated with the sale of our businesses during the prior year.
Cash flows from financing activities
Cash used in financing activities decreased $2.7 million in 2016 primarily due to a decrease in stock repurchases of $3.2 million partially offset by a decrease in cash received from the exercise of stock options of $0.4 million.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results, as well as any potential investments, acquisitions or stock repurchases. We anticipate that our current cash and cash equivalent balances and potential cash generated from future operations, and cash available from our credit line will be sufficient to meet our strategic and working capital requirements for at least the next twelve months.

Credit Facility and Indebtedness
We currently have a loan and security agreement that provides for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs through June 2017, and at our option, the loan bears interest at either the London Inter Bank Offer Rate +1.75% or the bank's prime rate +0.75% and is secured through all of our assets. Excluding a $1.5 million letter of credit outstanding in connection with our production facility and fulfillment center that expires no later than September, 2020, there were no draws against the facility as of December 31, 2016, and $5.0 million remained available. This credit agreement requires us to comply with various financial covenants including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at December 31, 2016. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. As of December 31, 2016, since the inception of the program, we have used $5.2 million of cash to repurchase 1,247,167 shares of our common stock. The stock repurchase program is expected to be funded by available working capital. In February 2017, our Board of Directors terminated the repurchase program.
Non-GAAP financial measures
Regulation G, conditions for use of non-generally accepted accounting principles, or Non-GAAP, financial measures and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor Adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) from continuing operations less interest and other income (expense), provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, acquisition-related costs, restructuring costs and impairment charges.
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

	Year Ended December 31,
	2016	2015 (As Revised)
	(in thousands, except for percentages)
Net revenue	$102,208	$107,125
Non-GAAP Adjusted EBITDA	$1,481	$3,861
% of net revenue	1.4%	3.6%

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2016	2015
	(in thousands)
Net (loss) income	$(26,470)	$2,155
Discontinued operations, net of income taxes	—	8,418
Net loss from continuing operations	(26,470)	(6,263)
Non-GAAP adjustments:
Interest and other income	(524)	(60)
(Benefit) provision for income taxes	(390)	128
Depreciation and amortization	4,256	6,251
Stock-based compensation	1,607	1,706
Impairment charges	20,899	788
Restructuring costs	2,103	1,311
Adjusted EBITDA	$1,481	$3,861

Cash Contribution Margin
During 2016, we began using a non-GAAP financial measure called cash contribution margin in lieu of contribution margin, a non-GAAP financial measure that we used previously. Cash contribution margin (a non-GAAP financial measure that we reconcile to “Gross profit” in our consolidated statements of operations) consists of gross profit plus stock-based compensation and depreciation and amortization included in cost of net revenue less variable sales and marketing expense. In addition, variable sales and marketing expense includes platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. Finally, our definition of variable sales and marketing expense was updated to include fees we pay third parties to manage our keyword advertising spend. The prior year amounts were reclassified to conform to this presentation.
When viewed together with our GAAP results, we believe cash contribution margin provides management and users of the financial statements information about our ability to cover our operating costs, such as Technology and Development and General and Administrative expense. Cash contribution margin is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. One material limitation associated with the use of cash contribution margin is that it is an incomplete measure of profitability as it does not include all operating expense or non-operating income and expense. Management compensates for these limitations when using this measure by looking at other GAAP measures such as operating income and net income.
The following table presents the calculation of cash contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Year Ended December 31,
	2016		2015
	(in thousands, except for percentages)
Net revenue as previously reported	$102,208	100.0%	$104,508	100.0%
Revision	—	—	2,617	—
Net revenue as revised	102,208	100.0	107,125	100.0
Cost of net revenue	60,406	59.1	63,069	60.3
Gross profit as previously reported	41,802	40.9	41,439	39.7
Revision	—	—	2,617	1.4
Gross profit as revised	41,802	40.9	44,056	41.1
Non-GAAP adjustments:
Add: Stock-based compensation	49	—	163	0.2
Add: Depreciation and amortization	1,926	1.9	3,065	2.9
Less: Variable sales and marketing costs as previously reported	(16,717)	(16.4)	(13,342)	(12.8)
Revision	—	—	(2,617)	(2.1)
Less: Variable sales and marketing costs as revised	(16,717)	(16.4)	(15,959)	(14.9)
Contribution margin (from continuing operations) as previously reported	27,060	26.5	28,260	27.0
Revision	—	—	3,065	2.2
Cash contribution margin (from continuing operations) as revised	$27,060	26.5%	$31,325	29.2%
Off-balance sheet arrangements
We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Table of Contractual Obligations:

Our commitments to make future payments as of December 31, 2016, are summarized as follows:

	Payments due by period
	2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Capital lease obligations	$354	$—	$—	$—	$354
Operating lease obligations	917	1,696	1,203	—	3,816
Minimum royalty obligations	299	70	—	—	369
Purchase obligations	1,058	—	—	—	1,058
Total	$2,628	$1,766	$1,203	$—	$5,597
Recent accounting pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, and we do not expect the adoption of this accounting standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The guidance will become effective for annual periods beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to make an accounting policy election to either estimate forfeitures on stock-based payment awards as previously required, or to recognize forfeitures as they occur, as well as certain classifications on the statement of cash flows. The guidance will become effective for annual periods beginning after December 15, 2016. We will adopt this ASU on January 1, 2017 and we will elect to recognize forfeitures as they occur and the impact of that change in accounting policy will be recorded as a $0.2 million cumulative effect adjustment to increase additional paid-in-capital and accumulated deficit as of January 1, 2017. We do not expect the other provisions of this accounting standard will have a material impact on our consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that for our one remaining operating lease that will be in effect upon adoption of Topic 842, we will record an estimated lease right of use asset of $1.9 million and a corresponding lease liability of $1.9 million. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. Management prepared a memorandum and concluded that the Company was a going concern and no additional disclosures were required. We adopted this standard effective December 31, 2016, and it did not have an impact on our required disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for us beginning January 1, 2018. Early application is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. Our preliminary analysis indicates that since the majority of our revenue is settled through payments by credit cards and since we have no future performance obligation after delivery occurs, revenue recognized under ASC Topic 606 will be very similar to revenue recognized under ASC 605 and therefore, little to no change will be required. As we complete our implementation analysis, if any change in accounting is required, we anticipate applying the full retrospective transition approach. Furthermore, we have re-evaluated gross versus net revenue presentation under ASC 605 and as previously disclosed above, we revised our Consolidated Statements of Operations for an error that was not material for the period ended December 31, 2015. In our evaluation of the new standard, the accounting for gross versus net presentation was also reviewed and the treatment under Topic 606 will be the same as ASC 605. We anticipate that our footnote disclosures will increase and we are still evaluating the methodology for providing disaggregated revenue disclosures for both annual and interim periods.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $43.8 million and $50.3 million as of December 31, 2016 and December 31, 2015, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
We have audited the accompanying consolidated balance sheets of CafePress, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CafePress, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Edina, Minnesota
March 10, 2017

CAFEPRESS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,980	$32,663
Short-term investments	23,808	17,610
Accounts receivable	1,288	680
Inventory, net	3,119	3,850
Deferred costs	798	619
Restricted cash	—	3,417
Prepaid expenses and other current assets	2,310	2,413
Total current assets	51,303	61,252
Property and equipment, net	10,936	8,624
Goodwill	—	20,899
Other assets	681	608
TOTAL ASSETS	$62,920	$91,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,803	$3,938
Accrued royalties payable	3,623	4,292
Accrued liabilities	11,765	10,701
Deferred revenue	748	864
Capital lease obligation, current	347	565
Total current liabilities	18,286	20,360
Capital lease obligation, non-current	—	347
Other long-term liabilities	166	353
TOTAL LIABILITIES	18,452	21,060
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2016 and 2015; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 shares authorized; 16,643 and 16,766 outstanding as of December 31, 2016 and 2015, respectively	2	2
Treasury stock; none at December 31, 2016 and 50 shares at December 31, 2015	—	(203)
Additional paid-in capital	99,756	99,344
Accumulated deficit	(55,290)	(28,820)
TOTAL STOCKHOLDERS’ EQUITY	44,468	70,323
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,920	$91,383

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015 (As Revised)
	(in thousands, except per share data)
Net revenue	$102,208	$107,125
Cost of net revenue	60,406	63,069
Gross profit	41,802	44,056
Operating expense:
Sales and marketing	23,167	23,102
Technology and development	12,825	12,490
General and administrative	10,192	12,560
Impairment charges	20,899	788
Restructuring costs	2,103	1,311
Total operating expense	69,186	50,251
Loss from operations	(27,384)	(6,195)
Interest income	179	64
Interest expense	(66)	(62)
Other income	411	58
Loss before income taxes	(26,860)	(6,135)
(Benefit) provision for income taxes	(390)	128
Net loss from continuing operations	(26,470)	(6,263)
Income from discontinued operations, net of tax (Note 5)	—	8,418
Net (loss) income	$(26,470)	$2,155
Net (loss) income per share of common stock:
Basic:
Continuing operations	$(1.58)	$(0.36)
Discontinued operations	$—	$0.49
Diluted:
Continuing operations	$(1.58)	$(0.36)
Discontinued operations	$—	$0.49
Shares used in computing net (loss) income per share of common stock:
Basic	16,709	17,239
Diluted	16,709	17,296

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury	Additional paid-in capital	Accumulated deficit	Total Stockholders’ equity
	Shares	Amount	Stock
Balance as of December 31, 2014	17,417	$2	$—	$101,158	$(30,975)	$70,185
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	281	—	—	399	—	399
Repurchase of common stock	(932)	—	(203)	(3,981)		(4,184)
Stock-based compensation expense	—	—	—	1,768	—	1,768
Net income	—	—	—	—	2,155	2,155
Balance as of December 31, 2015	16,766	2	(203)	99,344	(28,820)	70,323
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	192	—	—	5	—	5
Repurchase of common stock	(315)		203	(1,224)		(1,021)
Stock-based compensation expense	—	—	—	1,631	—	1,631
Net loss	—	—		—	(26,470)	(26,470)
Balance as of December 31, 2016	16,643	$2	$—	$99,756	$(55,290)	$44,468

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(26,470)	$2,155
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,256	6,808
Amortization of intangible assets	—	1,229
Loss on disposal of fixed assets	2	1,147
Stock-based compensation	1,607	1,753
Impairment charges	20,899	8,099
Gain on sale of businesses	—	(17,319)
Deferred income taxes	(338)	88
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable	(608)	349
Inventory	731	2,900
Prepaid expenses, deferred costs and other current assets	(76)	3,433
Other assets	19	38
Accounts payable	(2,105)	(4,100)
Partner commissions payable	—	(1,100)
Accrued royalties payable	(669)	(1,591)
Accrued and other liabilities	1,022	(1,580)
Assets and liabilities held for sale	—	(2,608)
Deferred revenue	(116)	(1,584)
Net cash used in operating activities	(1,846)	(1,883)
Cash Flows from Investing Activities
Purchase of short-term investments	(23,808)	(27,570)
Proceeds from maturities of short-term investments	17,610	9,960
Purchase of property and equipment	(4,089)	(3,346)
Capitalization of software and website development costs	(2,415)	(1,903)
Proceeds from disposal of fixed assets	29	12
Change in restricted cash	3,417	(3,417)
Proceeds from sale of business, net of expenses paid	—	34,438
Net cash (used in) provided by investing activities	(9,256)	8,174
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(565)	(492)
Proceeds from exercise of common stock options	5	399
Repurchase of common stock	(1,021)	(4,184)
Net cash used in financing activities	(1,581)	(4,277)
Change in cash of discontinued operations	—	3,678
Net (decrease) increase in cash and cash equivalents	(12,683)	5,692
Cash and cash equivalents—beginning of period	32,663	26,971
Cash and cash equivalents—end of period	$19,980	$32,663
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$44	$77
Income taxes refunded during the period	(13)	(1,094)
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$103	$30
Note receivable from sale of business	—	405

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations
CafePress Inc. (the "Company," "we," "us," "our") is a retailer of gifts and expressories. We take pride in having the perfect item for every passion. We were founded in 1999 as a California corporation, we reincorporated in Delaware in 2005 and we completed our initial public offering in April 2012.

We are a leading retailer of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and also operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
Our production facility and fulfillment center in Louisville, Kentucky has innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order. Our proprietary processes enable us to produce a broad range of merchandise efficiently and profitably. We also maintain a diverse network of contract manufacturers that give us the ability to broaden our manufacturing capabilities and produce in certain international locales.
Our chief operating decision maker is our Chief Executive Officer, who manages our operations on a consolidated basis for purposes of allocating resources. As a result, we have a single reporting unit and operating segment which is our single reportable segment. All of our principal operations and decision-making functions are located in the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.
Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates. Our most critical estimates relate to revenue recognition, goodwill, property and equipment, inventory and income taxes.

Revenue Recognition
We recognize revenue from product sales, net of estimated returns based on historical experience, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.
We evaluate whether it is appropriate to record the gross amount of product sales and related costs as product revenue or the net amount earned as fulfillment revenue. Revenue is recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk, have latitude in establishing prices and selecting suppliers, or have most of these indicators. Refer to Note 2 - Prior Year Revision, for a discussion of an error that was not material for the period ended December 31, 2015.
Product sale and shipping revenue is recognized net of promotional discounts, rebates, and return allowances. Revenue from product sales and services rendered are recorded net of sales and consumption taxes. We periodically provide incentive offers to customers to encourage purchases. Such offers include current discount offers such as percentage discounts off current purchases and other similar offers. Current discount offers, when used by customers, are treated as a reduction of revenue. We maintain an allowance for estimated future returns and credit card chargebacks based on current period revenue and historical experience.
Deferred revenue includes funds received in advance of product fulfillment and is deferred until applicable revenue recognition criteria is met. Direct and incremental costs associated with deferred revenue are deferred, classified in deferred costs and recognized in the period revenue is recognized.
Goodwill
We perform an annual review for impairment of goodwill as of July 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a substantial decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset's carrying value for recoverability. Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as the operating segment that (1) constitutes a business, (2) has discrete financial information available, and (3) is regularly reviewed by senior management. As of the dates of our goodwill impairment tests, we had one operating segment and one reporting unit.
For the year ended December 31, 2016, goodwill was tested using a two-step impairment test. We conducted a quantitative test to determine whether it was necessary to complete the two-step impairment test using a more likely than not criteria. The first step was a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. Since this step indicated impairment, we proceeded with step two where the potential impairment loss was measured as the excess of recorded goodwill over its implied fair value.
In performing our quantitative impairment tests, we determined the fair value of the reporting unit through a combination of the income and market approaches. Under the income approach, we estimated fair value based on a discounted cash flow model using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Under the market approach, we estimated the fair value of our overall business based on our current market capitalization, market comparables, or other objective evidence of fair value.
Financial information about the $20.9 million impairment recorded during the year ended December 31, 2016 is discussed in Note 6 - Goodwill in the accompanying Notes to Consolidated Financial Statements.
Property and Equipment
Property and equipment, which includes property and equipment acquired under capital leases, are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets and are allocated between cost of net revenue and operating expenses. Amortization expense of assets acquired through capital leases is included in depreciation and amortization expense in the statements of operations.
The useful lives of the property and equipment are as follows:

Building	39 years
Office furniture and computers	3 years
Computer software	2 to 3 years
Production equipment	3 to 7 years
Leasehold improvement	Shorter of lease term or estimated useful life

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not extend the lives of the assets are charged to expense as incurred.
We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant, adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the fair value of the asset.
Inventory
Inventory is comprised primarily of raw materials and is stated at lower of cost or market using the first-in, first- out (“FIFO”) method. The cost of excess or obsolete inventory is written down to net realizable value when we determine inventories to be slow moving, obsolete or excess, or where the selling price of the product is insufficient to cover product costs and selling expense. This evaluation takes into account expected demand, historical usage, product obsolescence and other factors. Recoveries of previously written down inventory are recognized only when the related inventory is sold and revenue has been recognized.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial statement and tax basis of assets and liabilities, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount we estimate is more likely than not to be realized.
We follow the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides for de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered, “more likely than not” to be sustained, then no benefits of the position are to be recognized. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. There was no unrecognized tax benefit for any period presented.
We recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. No interest or penalties have been accrued for any period presented.
We have elected to use the “with and without” approach in determining the order in which tax attributes are utilized. As a result, we will only recognize a tax benefit for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Our cash is deposited primarily with U.S. financial institutions. The deposits in money market funds are not federally insured.
Short-Term Investments
Short-term investments are securities with original maturities greater than three months but less than one year. Short-term investments, consisting of certificates of deposit, are classified as available-for-sale securities and are carried at fair value. The fair value of short-term investments approximates their carrying value, and unrealized gains and losses and realized gains and losses have not been material for all periods presented.

Accounts Receivable
Accounts receivable consist primarily of uncleared credit card transactions at period end and trade amounts due from customers. Accounts receivable are recorded at invoiced amounts and do not bear interest. We have not experienced significant credit losses from our accounts receivable. We perform a regular review of our customers’ payment histories and associated credit risks, and we do not require collateral from our customers.
Internal Use Software and Website Development Costs
We capitalize eligible costs associated with website development and for software developed or obtained for internal use. We expense all costs that relate to the planning associated with website development and for the post-implementation phases of development as product development expense. Payroll and payroll-related costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of 2 years. Costs associated with repair or maintenance are expensed as incurred. For the years ended December 31, 2016 and 2015, we capitalized $2.4 million and $1.7 million, respectively, of website development costs and software development costs related to software for internal use. Capitalized internal use software is included in property and equipment, net. During the year ended December 31, 2015, we recorded an impairment charge of $0.8 million related to capitalized internally developed software and website applications.
Fair Value of Assets and Liabilities
We record our financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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
Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments.
Concentration of Credit Risk and Other Risks and Uncertainties
Our cash, cash equivalents and short-term investments are deposited primarily with financial institutions and money market funds in the United States. At times, such deposits may be in excess of the amount of insurance provided on such deposits. The Company has not experienced any losses on its cash, cash equivalents or short- term investments.
Our products and services are concentrated in the e-commerce industry, which is highly competitive and rapidly changing.
Our net revenue is settled primarily through credit cards, and to a lesser extent, amounts invoiced to fulfillment services customers and group-buying service providers. For all periods presented, the substantial majority of net revenue were settled through payments by credit card and for the years ended December 31, 2016 and 2015, no customer accounted for more than 10% of total net revenue. Credit card receivables settle relatively quickly, and we maintain allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.
Our trade accounts receivable is derived primarily from customers located in the United States and consist primarily of amounts due from partners and group-buying service providers. We perform an initial credit evaluation at the inception of a contract and regularly evaluate our ability to collect outstanding customer invoices. No customer accounted for more than 10% of total accounts receivable as of December 31, 2016. Two customers accounted for 31% (18% and 13%, respectively) of gross accounts receivable as of December 31, 2015.

Our accounts payable is settled based on contractual payment terms with our suppliers. One supplier accounted for 10% of accounts payable as of December 31, 2016. Two suppliers accounted for 29% (16% and 13%, respectively) of accounts payable as of December 31, 2015.
Minimum Royalty and Content License Commitments
We pay royalties to branded content owners for the use of their content on our products. Royalty-based obligations are generally either paid in advance and capitalized on the balance sheet as prepaid royalties or accrued as incurred and subsequently paid. Royalty-based obligations paid in advance are generally non-refundable. Royalty-based obligations are expensed to cost of net revenue at the contractual royalty rate for the relevant product sales on a per transaction basis.
Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We record an asset for the right to use the content on its merchandise because it represents a probable future economic benefit. When significant performance remains with the licensor, we record prepaid royalty payments as an asset when actually paid. We recorded royalty assets of $0.5 million and $0.3 million as of December 31, 2016 and 2015, respectively. We recorded a minimum guaranteed liability of $0.4 million and $0.2 million as of December 31, 2016 and 2015, respectively. We classify accrued minimum royalty obligations as current liabilities to the extent they are contractually due within twelve months.
Each quarter, we evaluate the realization of our royalty assets as well as any unrecognized guarantees not yet paid to determine amounts that we deem unlikely to be realized through product sales. We use estimates of future revenue in determining the projected net cash flows to evaluate the future realization of royalty assets and guarantees. This evaluation considers the term of the agreement and current and anticipated sales levels, as well as other qualitative factors such as the success of similar content deals. To the extent that this evaluation indicates that the remaining royalty assets and guaranteed royalty payments may not be recoverable, we record an impairment charge to cost of net revenue in the period impairment is indicated.
Cost of Net Revenue
Cost of net revenue includes materials, shipping, labor, royalties and fixed overhead costs related to manufacturing facilities, as well as outbound shipping and handling costs, including those related to promotional free shipping and subsidized shipping and handling. Royalty payments or commission expense to content owners for transactions where we act as principal and record revenue on a gross basis are included in cost of net revenue and accrued in the period revenue is recognized. Such royalty and commission payments included in cost of net revenue were $6.2 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively.
Technology and Development
Technology and development costs consist of costs related to engineering, network operations, and information technology, including personnel expenses of employees involved in these roles. Technology and development costs are expensed as incurred except for certain costs relating to the development of internal use software and website development, which are capitalized and amortized over two years.
Restructuring Costs
We record restructuring costs when expenses are incurred. We accrue for lease termination costs when the restructuring event takes place. We accrue for severance costs once the total severance expense has been calculated, approved and communicated. We also accelerate depreciation using a revised economic life of the leasehold improvement assets. Financial information about the $2.1 million restructuring costs recorded during the year ended December 31, 2016 is discussed in Note 11- Restructuring in the accompanying Notes to Consolidated Financial Statements.
Advertising Expense
The costs of producing advertisements are expensed at the time production occurs and the cost of communicating advertising is expensed in the period during which the advertising space is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is primarily on a pay-per-click basis. Advertising expenses totaled $8.9 million and $8.6 million during the years ended December 31, 2016 and 2015, respectively.

Stock-Based Compensation
We measure stock based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.
We estimate the fair value of stock options and performance stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is than amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Compensation expense associated with performance based options is recognized using an attribution model and is based on whether or not satisfaction of the performance criteria is probable.
The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the vesting period.
Sales taxes
When sales and other taxes are billed, such amounts are recorded as accounts receivable with a corresponding increase to sales taxes payable. The balances are then removed from the balance sheet as cash is collected from the customer and is remitted to the tax authority.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of two components, net (loss) income and other comprehensive (loss) income. Through December 31, 2016, the components of comprehensive (loss) income are not significant, individually or in the aggregate and therefore, no comprehensive (loss) income information has been presented.
Net (Loss) Income Per Share
Basic net (loss) income per share of common stock is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net (loss) income per share of common stock is computed by giving effect to all potential dilutive common stock outstanding during the period, including stock options and awards. The computation of diluted net (loss) income does not assume conversion or exercise of potentially dilutive securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and awards is computed using the treasury stock method.
Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, and we do not expect the adoption of this accounting standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The guidance will become effective for annual periods beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to make an accounting policy election to either estimate forfeitures on stock-based payment awards as previously required, or to recognize forfeitures as they occur, as well as certain classifications on the statement of cash flows. The guidance will become effective for annual periods beginning after December 15, 2016. We will adopt this ASU on January 1, 2017 and we will elect to recognize forfeitures as they occur and the impact of that change in accounting policy will be recorded as a $0.2 million cumulative effect adjustment to increase additional paid-in-capital and accumulated deficit as of January 1, 2017. We do not expect the other provisions of this accounting standard will have a material impact on our consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that for our one remaining operating lease that will be in effect, upon adoption of Topic 842, we will record an estimated lease right of use asset of $1.9 million and a corresponding lease liability of $1.9 million. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. Management prepared a memorandum and concluded that the Company was a going concern and no additional disclosures were required. We adopted this standard effective December 31, 2016 and it did not have an impact on our required disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for us beginning January 1, 2018. Early application is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. Our preliminary analysis indicates that since the majority of our revenue is settled through payments by credit cards and since we have no future performance obligation after delivery occurs, revenue recognized under Accounting Standards Codification ("ASC") Topic 606 will be very similar to revenue recognized under ASC 605 and therefore, little to no change will be required. As we complete our implementation analysis, if any change in accounting is required, we anticipate applying the full retrospective transition approach. Furthermore, we have re-evaluated gross versus net revenue presentation under ASC 605 and as disclosed in Note 2 - Prior Year Revision, we revised our Consolidated Statements of Operations for an error that was not material for the period ended December 31, 2015. In our evaluation of the new standard, the accounting for gross versus net presentation was also reviewed and the treatment under Topic 606 will be the same as ASC 605. We anticipate that our footnote disclosures will increase and we are still evaluating the methodology for providing disaggregated revenue disclosures for both annual and interim periods.

2. Prior Year Revision
During the year ended December 31, 2016, we revised our Consolidated Statements of Operations for the year ended December 31, 2015 to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. For the year ended December 31, 2015, the net impact of the revision was an increase in net revenue and a corresponding increase to sales and marketing expense of $2.6 million. The revision, which we determined is not a material error, had no impact on (loss) income from operations, results of operations, stockholders' equity or cash flows.
The impact on the individual line items of our financial statements for the year ended December 31, 2015 from the adjustment was as follows (in thousands):

	Previously Reported	Adjustments	Revised
Net revenue	$104,508	$2,617	$107,125
Gross profit	$41,439	$2,617	$44,056
Sales and marketing	$20,485	$2,617	$23,102
Total operating expense	$47,634	$2,617	$50,251
Loss from operations	$(6,195)	$—	$(6,195)
Net income	$2,155	$—	$2,155

3. Investments and Fair Value of Financial Instruments
The components of our cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$11,126	$—	$—	$11,126
Total cash equivalents	$11,126	$—	$—	$11,126
Short term investments:
Certificates of deposit, 90 days or greater	23,808	—	—	23,808
Total cash equivalents and short term investments	$34,934	$—	$—	$34,934

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$24,116	$—	$—	$24,116
Total cash equivalents	$24,116	$—	$—	$24,116
Short term investments:
Certificates of deposit, 90 days or greater	17,610	—	—	17,610
Total cash equivalents and short term investments	$41,726	$—	$—	$41,726

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	December 31, 2016
	Fair Value	Level I
Cash equivalents:
Money market funds	$11,126	$11,126
Total financial assets	$11,126	$11,126

	December 31, 2015
	Fair Value	Level I
Cash equivalents:
Money market funds	$24,116	$24,116
Total financial assets	$24,116	$24,116
We hold money market funds that invest primarily in high-quality, short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
We held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts, and credit unions. As of December 31, 2016 and 2015, the certificates of deposit held by us had a term of 365 days or less. All certificates of deposit held by us were within the insured limits of the FDIC.

4. Balance Sheet Items
Inventory, net are comprised of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$3,422	$4,118
Finished goods	—	38
Inventory in-transit	—	29
Less: reserve for obsolescence	(303)	(335)
Inventory, net	$3,119	$3,850
Property and equipment, net are comprised of the following (in thousands):

	December 31,
	2016	2015
Land and building	$3,675	$1,816
Computer equipment and office furniture	7,678	13,401
Computer software	1,795	2,405
Internal use software and website	11,207	9,636
Internal use software and website development in progress	849	2
Production equipment	13,685	18,595
Leasehold improvements	3,003	2,851
Total property and equipment	41,892	48,706
Less: accumulated depreciation and amortization	(30,956)	(40,082)
Property and equipment, net	$10,936	$8,624

Property and equipment acquired under capital leases are as follows (in thousands):

	December 31,
	2016	2015
Building	$35	$35
Less accumulated depreciation	(35)	—
Building, net	$—	$35

Production equipment	$127	$389
Less: accumulated depreciation	(127)	(389)
Production equipment, net	$—	$—

Effective as of December 31, 2015, we completed the purchase of approximately 1.6 acres of land and an on-site building with approximately 25,000 square feet located in Louisville, Kentucky, to be used for our corporate offices. The total cash purchase price at the closing on December 31, 2015 was $1.8 million. We moved our corporate functions into the newly purchased building in May 2016.
Depreciation and amortization expense was $4.3 million and $6.3 million for the years ended December 31, 2016 and 2015, respectively.

Accrued liabilities
The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2016	2015
Production costs	$5,323	$3,245
Accrued advertising	1,616	1,427
Payroll and employee related accruals	1,337	2,374
Accrued sales and business taxes	1,072	1,180
Restructuring	570	—
Professional services	564	548
Unclaimed royalty payments	433	830
Other accrued liabilities	332	747
Royalties-minimum guarantee	299	118
Allowance for sales returns and chargebacks	219	232
Accrued liabilities	$11,765	$10,701

Allowance for sales returns and chargebacks
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	December 31,
	2016	2015
Allowance for sales returns and chargebacks:
Balance, beginning of period	$232	$294
Add: provision	2,662	2,905
Less: deductions and other adjustments	(2,675)	(2,967)
Balance, end of period	$219	$232

5. Discontinued Operations
During the year ended December, 2015, in order to improve our core business and further enhance stockholder value, we entered into definitive agreements to divest our EZ Prints, Groups and Arts businesses in which we received proceeds of $38.3 million, net of expenses.
Income from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations, represents the net income from the disposal of assets and liabilities associated with the sale of these operations, the impairment charge associated with the writedown of EZ Prints net assets to fair value in the second quarter of 2015, the gain on disposal of the businesses during 2015, as well as the historical operations of the EZ Prints, Art and Groups businesses for all periods presented in accordance with ASC 205-20 Discontinued Operations.
EZ Prints business asset sale
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZ Prints Holdings, Inc. (“EZP Holdings”). Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with us. Total consideration for the sale was $0.6 million, of which $0.1 million has been received and $0.5 million is in the form of a non-interest bearing note receivable due on or before December 31, 2018. As part of the closing of the sale, we agreed to pay a current obligation of $1.25 million to one of our current customers.

In the second quarter of 2015, prior to the sale, we reviewed the carrying value of the EZ Prints assets as compared to the fair value of such assets as measured by the offers received. Accordingly, as prescribed by ASC 360, Impairment or Disposal of Long-Lived Assets, we recorded an impairment charge of $7.3 million to lower the carrying value of the assets to fair value, which is included in the operating section of “Discontinued Operations” in the Consolidated Statement of Operations. As noted above, we completed the sale of our EZ Prints business in the third quarter of 2015 and recorded a gain on the sale of $0.3 million.

We also entered into a transition services agreement with EZP Holdings for a maximum period of one year from the closing date, a license agreement whereby we continue to have the right to use certain software, and cross fulfillment agreements whereby each party agrees to fulfill certain products for the other party.
Groups business asset sale
On March 6, 2015, we sold our Groups business, which provided personalized apparel and merchandise for groups and organizations through its e-commerce websites, pursuant to an asset purchase agreement with Logo Sportswear Inc. (“Logo Sportswear”). We received proceeds of $9.2 million, net of expenses, of which $1.0 million was placed in escrow for our indemnification obligations pursuant to an escrow agreement between the Company, Logo Sportswear and the escrow agent. The amount in escrow was released in its entirety in June 2016.
In connection with the sale of the Groups business, we also entered into a transition services agreement for a period of one year from the closing date and a referral agreement with Logo Sportswear for a period of two years following the closing date and is not considered material.
Art business asset sale
On March 1, 2015, we sold our Art business, which enabled users to transform photographs and images into canvas works of art, pursuant to an asset purchase agreement with Circle Graphics, Inc. (“Circle Graphics”). We received proceeds of $28.5 million, net of expenses, of which $2.4 million was placed in escrow for its indemnification obligations pursuant to an escrow agreement between us, Circle Graphics and the escrow agent. The amount in escrow was released in its entirety in June 2016.
We also entered into a transition services agreement with Circle Graphics for a period of one year from the closing date and a commercial agreement whereby certain products purchased on our websites will be exclusively fulfilled by Circle Graphics for a period of three years following the closing date. There is no material relationship between us and Circle Graphics.

Financial information
Prior year financial statements have been recast to reflect the sale of our EZ Prints, Groups and Arts businesses in accordance with the ASC 205-20 within discontinued operations.  Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Financial information for the combined discontinued operations is summarized as follows (in thousands):

Year Ended December 31,
2015
Net revenue	$22,280
Cost of net revenue	14,623
Gross profit	7,657
Operating expense:
Sales and marketing	4,825
Technology and development	3,030
General and administrative	1,375
Impairment charges	7,311
Total operating expense	16,541
Loss from operations	(8,884)
Interest expense	(17)
Gain on sale of assets	17,319
Net income from discontinued operations	$8,418

Condensed cash flow information for EZ Prints discontinued operations is summarized as follows (in thousands):

Year Ended December 31,
2015
Cash Flows from Operating Activities:
Net loss	$(9,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555
Amortization of intangible assets	1,229
Stock-based compensation	38
Gain on sale of assets	(257)
Impairment charge	7,311
Change in operating assets and liabilities	295
Net cash used in operating activities	(215)
Cash Flows from Investing Activities:
Purchase of property and equipment	(121)
Capitalization of software and website development costs	(127)
Divestiture of assets, cash	(3,215)
Net cash used in investing activities	(3,463)
Cash Flows from Financing Activities:
Net cash used in financing activities	—
Net decrease in cash and cash equivalents	(3,678)
Cash and cash equivalents — beginning of period	3,678
Cash and cash equivalents — end of period	$—

6. Goodwill
We perform our annual goodwill impairment test in the third quarter of each year. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.
In the first quarter of 2015, we closed the sale of our Art and Groups businesses, and in the second quarter of 2015 we classified the EZ Prints business as “Assets Held for Sale” and “Liabilities Held for Sale” in accordance with FASB ASC 205-20-55, Presentation of Financial Statements and ASC 360, Property, Plant and Equipment. We considered these items to be triggering events, and accordingly, performed goodwill impairment tests as of March 31, 2015 and June 30, 2015. These tests resulted in estimated excess fair value over carrying value of 3% and 6%, respectively. Accordingly, we concluded that step two of the goodwill impairment tests was not required at either of these dates, and no impairment was recorded.
In the third quarter of 2015, we performed our annual impairment test as of July 1, 2015 and, subsequently, performed an impairment test as of September 1, 2015 upon the sale of our EZ Prints business assets, which we considered a triggering event. These tests resulted in estimated excess fair value over carrying value of 6% and7%, respectively. Accordingly, we concluded that step two of the goodwill impairment tests was not required at either of these dates, and no impairment was recorded.
As of December 31, 2015, our market capitalization was approximately $64.4 million compared to our carrying value of $70.3 million which did not, in management's view, suggest that the fair value estimates used in our impairment assessment required any adjustment as this shortfall was considered to be a temporary event. In addition, during the fourth quarter of 2015, there were no material changes to our operations and we exceeded our fourth quarter financial targets. Subsequent to the end of 2015 and up through March 22, 2016, the market price of our stock fluctuated from a high of $3.99 on February 25, 2016 to a low of $3.11 on January 19, 2016. Management believed this short-term volatility represented the temporary nature of our market capitalization as of December 31, 2015 and did not warrant an additional triggering event.

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
In the second quarter of 2016, our common stock price experienced a further, sustained decline resulting in a diminished market capitalization. The common stock fell to a low of $3.10 per share on May 12, 2016 and had an average closing price of $3.21 from the date following the 2016 first quarter's earnings release through May 31, 2016. On May 31, 2016, our market capitalization was $55.8 million compared to our carrying value of $66.0 million. Over the same time period, market capitalizations of peer group companies and the overall U.S. stock market recovered. Based upon our declining market capitalization and shortfall from financial targets, we concluded that a triggering event had occurred and proceeded with an interim goodwill impairment test as of May 31, 2016. In performing the impairment test, we determined the fair value of our single reporting unit using an average of the income and market approaches. Under the income approach, we estimated fair value based on a discounted cash flow model using a 19% discount rate determined by management to be commensurate with the risk inherent in our current business model. A long term cash flow growth rate of 5% was used to determine the terminal value. Under the market approach, we calculated our fair value using a control premium of 20%. The control premium was not applied to our cash and short term investment assets. Based upon our financial forecasts, and market capitalization, the step one analysis indicated that an impairment was likely, and we proceeded with a step two analysis.
With the assistance of a third party valuation firm, we performed step two of the goodwill impairment test, which is a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if we were being acquired in a business combination in a non-taxable transaction as applied in the first step, including any significant increases in the fair value of tangible property and intangible assets.  Assessing the fair value of goodwill includes making assumptions about future cash flows, discount rates and asset lives using then best available information.  These assumptions are subject to a high degree of complexity and judgment. As part of the step two analysis, significant unrecorded intangible assets were identified, which included developed technology intangibles. Based on our step two analysis, the implied fair value of our goodwill was zero.  As a result, we recorded a $20.9 million non-cash goodwill impairment charge during the year ended December 31, 2016, which was reflected as Impairment charges in the Consolidated Statements of Operations. The goodwill impairment charge did not adversely affect our cash flow, liquidity or compliance with financial covenants.
The change in the carrying amount of goodwill is as follows (in thousands):

Carrying Amount
Balance at December 31, 2015	$20,899
Impairment of goodwill	(20,899)
Balance at December 31, 2016	$—

7. Related Party Transactions
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with us. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by us and $0.5 million is in the form of a non-interest bearing note receivable due on or before December 31, 2018. The $0.5 million note receivable is still outstanding at December 31, 2016.

8. Line of Credit
The Company has a loan and security agreement which provides for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs through June, 2017 and at our option, bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +0.75%. Excluding a $1.5 million letter of credit outstanding in connection with our production facility and fulfillment center, there were no draws against the facility at December 31, 2016, and $5.0 million remained available. The letter of credit bears interest at 1.5% per annum and will expire no later than September, 2020. This credit agreement requires us to comply with various financial covenants including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at December 31, 2016.

9. Stockholders’ Equity
Stock repurchase program
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. Under the stock repurchase program, any stock repurchase could be made through open market and privately negotiated transactions, or as otherwise determined by management, at times and in such amounts as management deemed appropriate and could be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of stock repurchased under the program depended on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of the NASDAQ Stock Market), any additional constraints related to material inside information the Company may have possessed and capital availability. In February 2017, our Board of Directors terminated the stock repurchase program.
During 2016, we repurchased 315,503 shares of our common stock at an average cost of $3.22 per share for a total cost of $1.0 million.
During 2015, we repurchased 931,664 shares of our common stock at an average cost of $4.48 per share for a total cost of $4.2 million
Stock option plan
The Company adopted stock option plans in 1999, 2004 and 2012 under which 4,842,616 options have been authorized but not issued as of December 31, 2016. The total remaining available to be granted as of December 31, 2016 is 2,255,692 shares.
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
Exercise prices for incentive stock options shall be no less than 100% of the fair market value of the common stock on the grant date. Exercise prices for non-statutory and nonqualified stock options may not be less than 85% of the fair market value of the common stock on the date of grant and are determined by the Board of Directors. Stock option awards generally vest with respect to 25% of the shares one year after the options' vesting commencement date, and the remainder ratably on a monthly basis over the following three years.
Employee Stock Purchase Plan
In August 2011, the Company’s Board of Directors approved the reservation for future issuance under the Company’s Employee Stock Purchase Plan, or the ESPP, of a total of 250,000 shares of common stock. The ESPP became effective immediately prior to the completion of the IPO. The price of stock purchased under the ESPP shall not be lower than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the applicable offering period or on the last day of the purchase period, whichever is less. There have been no purchases under the ESPP in 2016 or 2015.

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except weighted average exercise price):

	Number of stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding—December 31, 2015	2,168	$6.48	5.20	$118
Granted	1,010	3.47
Exercised	(2)	3.20
Forfeited	(1,029)	7.07
Outstanding—December 31, 2016	2,147	$4.79	6.35	$8
Options vested and expected to vest—December 31, 2016	1,418	$5.32	5.32	$7
Options exercisable—December 31, 2016	773	$6.39	3.44	$4
The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $0.0 million and $0.1 million, respectively.
The following table summarizes information regarding stock options outstanding at December 31, 2016:

	Options outstanding			Options vested and exercisable
Exercise prices	Number of stock options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Shares subject to stock options	Weighted average exercise price per share
	(in thousands)			(in thousands)
$2.12-$3.09	216	9.53	$3.04	5	$2.12
$3.25-$3.27	280	9.30	$3.26	—	$—
$3.74-$3.74	350	9.25	$3.74	—	$—
$4.14-$4.14	147	8.38	$4.14	58	$4.14
$4.30-$4.30	308	4.80	$4.30	143	$4.30
$4.42-$4.66	179	6.61	$4.60	60	$4.58
$5.07-$5.07	294	3.90	$5.07	191	$5.07
$5.58-$5.84	226	2.30	$5.66	172	$5.66
$6.01-$17.94	128	1.20	$11.92	125	$12.02
$18.80-$18.80	19	0.68	$18.80	19	$18.80
$2.12-$18.80	2,147	6.35	$4.79	773	$6.39
Included in the stock options outstanding as of December 31, 2016 are 519,000 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three year performance period ending December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA; and (iii) cumulative free cash flow. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of December 31, 2016, we have estimated that it is not probable that the performance criteria will be met and, accordingly, no stock compensation expense for the performance shares has been recorded. At December 31, 2016, we had $1.0 million of unrecognized compensation expense related to these performance awards.

Restricted stock unit activity
We may grant restricted stock units, or RSUs, to our employees, consultants or outside directors under the provisions of the 2012 Stock Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant. RSUs typically vest 25% one year after the RSUs' vesting commencement date, and the remainder ratably on a quarterly basis over the following three years. Compensation cost is amortized on a straight-line basis over the requisite service period.
Restricted stock award and restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of units outstanding	Weighted average grant date fair value per unit
Awarded and unvested at December 31, 2015	329	$4.40
Granted	543	3.52
Vested	(190)	4.05
Forfeited and canceled	(242)	4.01
Awarded and unvested at December 31, 2016	440	$3.69
Stock-based compensation expense
The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2016	2015
Expected term (in years)	6.0	4.9
Risk-free interest rate	1.40%	1.37%
Expected volatility	57%	47%
Expected dividend rate	0%	0%
For 2016, since we now have enough history, the expected term of all options granted now gives consideration to historical exercises, post-vesting cancellations and the options' contractual terms. In 2015, the expected term was calculated using the simplified method. The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. Beginning in 2016, the expected volatility is based on our historical stock price. Prior to 2016, the expected volatility was based upon the volatility of a group of publicly traded industry peer companies. A dividend yield of zero is applied since the Company has not historically paid dividends and has no intention to pay dividends in the near future.
The weighted-average fair value of options granted was $1.86 and $1.79 for the years ended December 31, 2016 and 2015, respectively.
Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2016	2015
Cost of net revenue	$49	$163
Sales and marketing	269	300
Technology and development	81	180
General and administrative	1,208	1,063
Total stock-based compensation expense	$1,607	$1,706
Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. We capitalized $24,000 and $15,000 of stock-based compensation relating to software developed for internal use, including website development costs during the years ended December 31, 2016 and 2015, respectively.
At December 31, 2016, we had $2.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option and restricted stock plans that will be recognized over a weighted-average period of approximately two years.

10. Income Taxes
The components of the (benefit) provision for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current tax (benefit) expense:
Federal	$(67)	$—
State	15	40
Total current	(52)	40
Deferred tax (benefit) expense:
Federal	(321)	86
State	(17)	2
Total deferred	(338)	88
Total (benefit) provision for income taxes	$(390)	$128

The benefit (provision) for income taxes from continuing operations differs from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2016	2015
Federal statutory tax rate	34.0%	34.0%
State taxes	0.3	(1.6)
Goodwill impairment	(25.1)	—
Change in valuation allowance	(7.5)	(33.7)
Stock-based compensation	(0.1)	(0.6)
Meals, entertainment and other	(0.1)	(0.2)
Total	1.5%	(2.1)%

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss and credit carryforwards	$9,369	$7,020
Deferred loss on asset sale	2,008	1,935
Stock-based compensation	867	1,394
Reserves and accruals	809	1,222
Research and other credits	92	184
Fixed assets and intangibles	(491)	(628)
Total gross deferred tax assets	12,654	11,127
Less: Valuation allowance	(12,562)	(11,373)
Total deferred tax assets (liabilities)	$92	$(246)

We have weighed both positive and negative evidence and determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses which we considered significant verifiable negative evidence. The valuation allowance increased by $1.2 million and decreased $1.5 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we continue to maintain a valuation allowance on almost all of our deferred tax assets.

At December 31, 2016, we had approximately $25.2 million of Federal and $19.0 million of State operating loss carryforwards available to reduce future taxable income. The federal net operating loss carryforwards begin to expire in 2034 and the various state net operating loss carryforwards begin to expire in 2022. We have federal AMT credits of approximately $0.1 million.
We follow the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
We currently have no liability recorded as of December 31, 2016 for unrecognized income tax benefits. Our policy is to recognize interest and penalties related to income taxes in income tax expense. We are subject to tax in the United States, California, and certain other jurisdictions. We are subject to examination by tax authorities for the years including and after 2012 for the United States, California and for other jurisdictions. Although timing or resolution value of any examination is highly uncertain, we believe it is reasonably possible that the unrecognized tax benefits would not materially change in the next twelve months.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred tax assets and liabilities by requiring the deferred tax assets and liabilities be presented as non-current on the balance sheet. ASU 2015-17 is effective for reporting periods beginning after December 15, 2016 and is applied either prospectively or retrospectively. Early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of ASU 2015-17 did not have a material effect on our financial statements as of December 31, 2015. No prior periods were retrospectively adjusted.

11. Restructuring
Restructuring costs were $2.1 million and $1.3 million in the years ended December 31, 2016 and 2015, respectively, and are included in “Restructuring costs” in the accompanying Condensed Consolidated Statements of Operations. During 2016, we completed a plan to transition portions of the remaining workforce in Hayward, California to our corporate headquarters in Louisville, Kentucky. This plan is an effort to continue to find efficiencies and streamline our operations. In 2016, this expense consisted of severance charges of $1.8 million and a charge of $0.3 million for the abandonment of our office space in

Hayward, California, which represents the net present value of the remaining minimum lease payments less expected sub-lease proceeds.
In 2015, the expense consisted of $0.8 million for the reduction in capacity at our production facility and fulfillment center in Louisville, Kentucky and $0.5 million related to payments for the early termination of our lease and the downsizing of our San Mateo, California office. The Louisville, Kentucky facility was downsized by approximately 150,000 square feet due to the divestitures of our EZ Prints, Groups and Arts businesses that occurred in 2015. The $0.8 million charge was recorded for the write-off of the portion of the facility no longer in use as of December 31, 2015 and the disposal of the related leasehold improvements. This unutilized space is under a capital lease with a termination date of August 2017. The total remaining lease liability is $0.3 million, which includes the portion of the facility we continue to utilize.
The change in the restructuring liability is summarized as follows (in thousands):

	December 31,
	2016	2015
Accrued restructuring balance, beginning of period	$—	$—
Employee severance	1,789	199
Lease related	314	331
Cash payments	(1,533)	(530)
Accrued restructuring balance, end of period	$570	$—

12. Net (Loss) Income per Share of Common Stock
Basic net (loss) income per share is computed by dividing the net (loss) income attributable to common shares for the period by the weighted average number of common shares outstanding during the period.
Diluted net (loss) income per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of each class of potential common shares is dilutive. Potential common shares include restricted stock units and incremental shares of common stock issuable upon the exercise of stock options.
The following table sets forth the computation of our basic and diluted net (loss) income per share of common stock (in thousands, except for per share amounts).

	Year Ended December 31,
	2016	2015
Numerator:
Net loss from continuing operations	$(26,470)	$(6,263)
Income from discontinued operations, net of tax	—	8,418
Net (loss) income	$(26,470)	$2,155
Shares used in computing net (loss) income per share of common stock:
Basic	16,709	17,239
Diluted	16,709	17,296
Net (loss) income per share of common stock:
Basic:
Continuing operations	$(1.58)	$(0.36)
Discontinued operations	$—	$0.49
Total	$(1.58)	$0.13
Diluted:
Continuing operations	$(1.58)	$(0.36)
Discontinued operations	$—	$0.49
Total	$(1.58)	$0.13

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) income per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2016	2015
Stock options to purchase common stock and restricted stock units	2,587	2,497

13. Commitments and Contingencies
Leases
Lease agreements are accounted for as either operating or capital leases depending on certain defined criteria. We lease certain of our facilities and equipment under capital and operating leases with various expiration dates through 2021. Certain of the operating lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing rent expense on a straight-line basis over the term of the lease.
In 2005, we entered into a capital lease agreement for a production facility in Louisville, Kentucky consisting of 126,352 square feet. The lease was amended in May 2007 to lease an additional 20,000 square feet. The capital lease has an interest rate of 6.5% and expires in 2017. As of December 31, 2015, we abandoned 150,000 square feet of the facility. See Note 11 - Restructuring in the accompanying Notes to Consolidated Financial Statements.

In August 2012, pursuant to an amendment, we added 184,813 square feet under an operating lease. On August 1, 2014, we further amended our primary facility lease (“Facility Lease Amendment”) to extend the term related only to the 184,813 square feet of leased production and office space from July 31, 2014 to July 31, 2021. In connection with the Facility Lease Amendment, we also entered into an option to terminate the lease in its entirety on or after July 31, 2018. In the case of such early lease termination, we would be required to pay a termination fee dependent upon the effective date of an early lease termination, as follows:

(i)	For a termination effective as of July 31, 2018: $1,512,679

(ii)	For a termination effective as of July 31, 2019: $934,814

(iii)	For a termination effective as of July 31, 2020: $429,736.
Under the terms of the Facility Lease Amendment, we are further required to maintain a Letter of Credit naming the Landlord as the beneficiary for the maximum amount of the termination fee for which the Company may be liable under the terms of the Facility Lease Amendment. See Note 8 - Line of Credit in the accompanying Notes to Consolidated Financial Statements.
In October 2007, we entered into an operating lease for office space in San Mateo, California. In December 2012, we amended the lease agreement. The amended lease term ends in March 2018. During 2015, we exercised the early termination option and, accordingly, paid a termination fee of $0.3 million. Furthermore, in July 2015, we entered into an operating lease for office space in Hayward, California. During 2016, we abandoned this office space and recorded restructuring charges of $0.3 million. See Note 11 - Restructuring in the accompanying Notes to Consolidated Financial Statements.
On November 5, 2014, in connection with a purchase agreement, Phoenix Online LLC assumed a capital lease associated with our InvitationBox.com business. We provided a corporate guaranty for this capital lease for a period of five years from the effective date of the asset purchase agreement.
Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2016 are as follows:

Years Ended December 31,	Capital leases	Operating leases
2017	$354	$917
2018	—	941
2019	—	755
2020	—	756
2021	—	447
Thereafter	—	—
Total minimum lease payments	354	$3,816
Less amount representing interest	(8)
Current portion - present value of capital lease obligations	$346
Rent expense for the years ended December 31, 2016 and 2015 was $1.1 million and $1.4 million, respectively.
Purchase commitments
As of December 31, 2016, our non-cancelable purchase obligations totaled $1.1 million, primarily related to inventory, goods and other services.

Royalty commitments

As of December 31, 2016, our royalty commitments related to our branded content owners totaled $0.4 million and $0.1 million for the years ended 2017 and 2018 respectively.
Contingencies

From time to time, third parties assert patent and trademark infringement claims against us. We are currently engaged in several legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, patents, copyrights and other intellectual property rights. Litigation is inherently unpredictable and the outcome of any litigation cannot be predicted with certainty. Further, as the costs, outcome and status of these types of claims and proceedings have varied significantly in the past, including with respect to whether claims ultimately result in litigation, we believe our past experience does not provide any additional visibility or predictability to estimate the additional loss or range of reasonably possible losses that may result. Based on the foregoing, we believe that an estimate of the additional loss or range of reasonably possible losses cannot be made at this time due to the inherent unpredictability of litigation and any potential settlements outside of court.
Indemnification
In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves future claims that may be made against us, but have not yet been made. To date, we have not paid any material claims or been required to defend any actions related to its indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. In addition, we have indemnification agreements with certain of our directors and executive officers that require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers with us.

14. Employee Benefit Plans
We sponsor a 401(k) defined contribution plan covering all employees. A management committee determines matching contributions made by us annually. Matching contributions are made in cash and were $0.5 million and $0.4 million under this plan for the years ended December 31, 2016 and 2015.

15. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our chief executive officer.
The chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one business activity, and we operate as a single operating and reportable segment.
During the year ended December 31, 2016, we revised our Consolidated Statement of Operations for the year ended December 31, 2015 to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. The net impact of the revision on our net revenue is presented below.
Our revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015
United States as previously reported	$90,900	$91,993
Revision	—	2,304
United States as revised	90,900	94,297
International as previously reported	11,308	12,515
Revision	—	313
International as revised	11,308	12,828
Total	$102,208	$107,125
All of our long-lived assets are located in the United States.

16. Selected Quarterly Data (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2016 and 2015 is provided below (in thousands, except per common share data). During the year ended December 31, 2016, we revised our Consolidated Statement of Operations for the year ended December 31, 2015 to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. The net impact of the revision on our net revenue and gross profit is presented in the quarterly information below. The revision, which we determined is not a material error, had no impact on the other items presented below.

	For the Three Months Ended,
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
	(In thousands, except per share amounts)
Net revenue as previously reported	$18,078	$19,841	$19,165	$43,727
Revision	441	463	493	—
Net revenue as revised	18,519	20,304	19,658	43,727
Gross profit as previously reported	7,435	8,219	7,944	16,807
Revision	441	463	493	—
Gross profit as revised	7,876	8,682	8,437	16,807
Net (loss) income	(2,981)	(22,979)	(3,413)	2,903
Total net (loss) income per basic and diluted common share	$(0.18)	$(1.37)	$(0.20)	$0.17

	For the Three Months Ended,
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
	(In thousands, except per share amounts)
Net revenue as previously reported	$23,576	$21,764	$19,472	$39,696
Revision	616	510	495	996
Net revenue as revised	24,192	22,274	19,967	40,692
Gross profit as previously reported	8,702	8,888	8,009	15,840
Revision	616	510	495	996
Gross profit as revised	9,318	9,398	8,504	16,836
Net (loss) income from continuing operations	(2,330)	(1,074)	(3,670)	811
Income (loss) from discontinued operations, net of tax	14,512	(7,704)	1,610	—
Net income (loss)	12,182	(8,778)	(2,060)	811
Net income (loss) per basic and diluted common share from continuing operations	$(0.13)	$(0.06)	$(0.21)	$0.05
Net income (loss) per basic and diluted common share from discontinued operations	$0.83	$(0.44)	$0.09	$—
Total net income (loss) per diluted common share	$0.69	$(0.50)	$(0.12)	$0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on management’s evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of a material weakness in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management has identified the following material weakness that existed as of December 31, 2016:

We did not maintain internal control over financial reporting that was appropriately designed, adequately documented and operating effectively to support the accurate and timely reporting of gross versus net revenue transactions. Specifically, we did not design and maintain effective controls to ensure platform fees paid to third-party websites were recorded in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness resulted in revisions to, but not a restatement of our previously reported interim and annual financial statements for the year ended December 31, 2015. Management concludes that the material weakness described above existed as of December 31, 2016 and could have resulted in a misstatement of revenue transactions or disclosures that would have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected. As a result, we have concluded we did not maintain effective internal control over financial reporting as of December 31, 2016. Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements as of and for the year ended December 31, 2016 and December 31, 2015, as revised which are included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by the company’s independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Remediation Plan
In the third quarter of 2016 and the fourth quarter of 2016, we hired a new Chief Financial Officer and a new Corporate Controller, respectively, each with the appropriate level of expertise to determine that revenue transactions are recorded in accordance with generally accepted accounting principles. Additionally, we designed new contract review controls to ensure that all revenue contracts are reviewed and the accounting considerations properly documented prior to the execution of the contracts.
As part of the new management's team review of revenue transactions, we identified that platform fees paid to third-party websites were presented as a reduction to revenue when the fees should have been presented as sales and marketing expense. As a result, we have implemented new controls over revenue contracts during the quarter ended December 31, 2016. These newly improved controls identified the material weakness noted above.
Because the implementation of these controls occurred during the last quarter of our fiscal year, management has not had sufficient time to test the operating effectiveness of these controls, however management believes these newly improved controls are sufficient to mitigate the material weakness, and as such, management believes the material weakness has been remediated. Nonetheless, management will be testing the operating effectiveness of these controls during the first quarter of 2017.
Changes in Internal Control over Financial Reporting
Other than the remediation measures noted above regarding our material weakness during the three months ended December 31, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Refer to Item 8. "Financial Statements and Supplementary Data Note 1 - Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements" contained within this report for information related to our evaluation of gross versus net revenue presentation under Topic 606.

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
We have a audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the audit committee are Tony Allen (chairperson), Kenneth McBride, Mary Ann Arico and Roger Shannon. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our audit committee. Our Board of Directors has determined that each of Tony Allen, Kenneth McBride, Mary Ann Arico and Roger Shannon qualifies as an “audit committee financial expert” within the meaning of such regulations.

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
The following chart sets forth certain information as of December 31, 2016, with respect to our equity compensation plans, specifically our 1999 Equity Incentive Plan, or the 1999 Stock Plan, our 2004 Amended and Restated Stock Incentive Plan, or the 2004 Stock Plan, and our Amended and Restated 2012 Stock Incentive Plan, or the 2012 Stock Plan. Each of the 1999 Stock Plan, 2004 Stock Plan and the 2012 Stock Plan has been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,586,924	$3.97	2,255,692
Equity compensation plans not approved by security holders	—	—
Total	2,586,924	$3.97	2,255,692	(1)

(1)
The 2012 Stock Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights and stock unit awards. The number of shares reserved for issuance under the 2012 Stock Plan is increased on January 1st of each year by the lesser of (i) 1,250,000 shares, (ii) four percent (4%) of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) the number of shares determined by the Board of Directors. In January 2017, the Board determined not to increase the number of shares reserved for issuance under the 2012 Stock Plan. In addition, the number of shares reserved for issuance under the 2012 Stock Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under the 1999 Stock Plan and 2004 Stock Plan that are subsequently forfeited or terminate for any reason before being exercised and unvested shares that are forfeited pursuant to the 1999 Stock Plan and 2004 Stock Plan.

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
Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page 45.
Financial Statement Schedules. See Item 15(c) below.
Exhibits. See Item 15(b) below

(b)	Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. CafePress shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc. and Fortis Advisors LLC, as Stockholder Representative	8-K	001-35468	2.1		10/10/2012
2.2	Asset Purchase Agreement by and between the Company and Canvas on Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/2012
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/2012
3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/2012
4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/2012
4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/2012
10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/2012
10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/2012
10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/2012
10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/2012
10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/2012
10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management	10-K	001-35468	10.6		3/31/2014
10.7+	Offer Letter with Fred E. Durham III	8-K	001-35468	10.1		8/4/2014
10.8+	Change of Control Agreement with Fred E. Durham III	8-K	001-35468	10.2		8/4/2014

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.9+	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6	3/18/2013
10.10+	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1	11/4/2012
10.11+	2015 Cash Bonus Plan	8-K	001-35468	10.1	2/11/2015
10.12+	Purchase Agreement, dated as of October 9, 2015, by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1	10/13/2015
10.13+	First Amendment to Purchase Agreement, dated as of October 16, 2015 by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1	12/21/2015
10.14+	2016 Cash Bonus Plan	8-K	001-35468	10.1	3/8/2016
10.15+	Offer Letter with Phillip L. Milliner, Jr.	8-K	001-35468	10.1	4/26/2016
10.16+	Change of Control Agreement with Phillip L. Milliner, Jr.	8-K	001-35468	10.2	4/26/2016
10.17+	Form of EEIP Restricted Stock Unit Agreement	8-K	001-35468	10.1A	4/26/2016
10.18+	Form of EEIP Performance Based Stock Option Agreement	8-K	001-35468	10.1B	4/26/2016
21.1	List of Subsidiaries					X
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (See page 84)					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.

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

(c)	Financial Statement Schedules
CAFEPRESS INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Other	Balance at End of Year
	(in thousands)
Deferred Tax Valuation Allowance:
Year Ended December 31, 2016	$11,373	$1,189	$—	$—	$12,562
Year Ended December 31, 2015	12,938	(1,565)	—	—	11,373

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or in the notes thereto.

ITEM 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAFEPRESS INC.

By:	/s/ Fred E. Durham III
Fred E. Durham III President and Chief Executive Officer
Date: March 10, 2017
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred E. Durham and Phillip L. Milliner Jr., and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Fred E. Durham III	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2017
Fred E. Durham III

/s/ Phillip L. Milliner Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2017
Phillip L. Milliner Jr.

/s/ Anthony C. Allen	Director	March 10, 2017
Anthony C. Allen

/s/ Patrick J. Connolly	Director	March 10, 2017
Patrick J. Connolly

/s/ Mary Ann Arico	Director	March 10, 2017
Mary Ann Arico

/s/ Kenneth McBride	Director	March 10, 2017
Kenneth McBride

/s/ Nick Swinmurn	Director	March 10, 2017
Nick Swinmurn

/s/ Roger D. Shannon	Director	March 10, 2017
Roger D. Shannon

EXHIBIT INDEX

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
2.1	Agreement and Plan of Merger dated October 5, 2012, by and among the Company, Sunday Morning Merger Sub Inc., EZ Prints, Inc. and Fortis Advisors LLC, as Stockholder Representative	8-K	001-35468	2.1		10/10/2012
2.2	Asset Purchase Agreement by and between the Company and Canvas on Demand, LLC dated as of September 1, 2010	S-1	333-174829	2.1		3/28/2012
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/2012
3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/2012
4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/2012
4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/2012
10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/2012
10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/2012
10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/2012
10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/2012
10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/2012
10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management	10-K	001-35468	10.6		3/31/2014
10.7+	Offer Letter with Fred E. Durham III	8-K	001-35468	10.1		8/4/2014
10.8+	Change of Control Agreement with Fred E. Durham III	8-K	001-35468	10.2		8/4/2014
10.9+	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	10-K	001-35468	10.6		3/18/2013
10.10+	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1		11/14/2012
10.11+	2015 Cash Bonus Plan	8-K	001-35468	10.1		2/11/2015
10.12+	Purchase Agreement, dated as of October 9, 2015, by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1		10/13/2015
10.13+	First Amendment to Purchase Agreement, dated as of October 16, 2015 by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1		12/21/2015
10.14+	2016 Cash Bonus Plan	8-K	001-35468	10.1		3/8/2016

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.15+	Offer Letter with Phillip L. Milliner, Jr.	8-K	001-35468	10.1	4/26/2016
10.16+	Change of Control Agreement with Phillip L. Milliner, Jr.	8-K	001-35468	10.2	4/26/2016
10.17+	Form of EEIP Restricted Stock Unit Agreement	8-K	001-35468	10.1A	4/26/2016
10.18+	Form of EEIP Performance Based Stock Option Agreement	8-K	001-35468	10.1B	4/26/2016
21.1	List of Subsidiaries					X
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (See page 84)					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.

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