Form 10-Q
period 2017-03-31
CAFEPRESS INC.
filed 2017-05-02
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(502) 995-2229
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_____________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 or the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	x¨
		Emerging growth company	x¨
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of April 28, 2017 was 16,685,666 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,852	$19,980
Short-term investments	21,576	23,808
Accounts receivable	639	1,288
Inventory, net	2,662	3,119
Deferred costs	827	798
Prepaid expenses and other current assets	2,166	2,310
Total current assets	39,722	51,303
Property and equipment, net	11,159	10,936
Other assets	665	681
TOTAL ASSETS	$51,546	$62,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,356	$1,803
Accrued royalties payable	1,996	3,623
Accrued liabilities	5,556	11,765
Deferred revenue	781	748
Capital lease obligation, current	200	347
Total current liabilities	9,889	18,286
Other long-term liabilities	201	166
TOTAL LIABILITIES	10,090	18,452
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2017 and December 31, 2016; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 16,672 and 16,643 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	100,334	99,756
Accumulated deficit	(58,880)	(55,290)
TOTAL STOCKHOLDERS’ EQUITY	41,456	44,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,546	$62,920
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016 (As Revised)
Net revenue	$18,289	$18,519
Cost of net revenue	11,328	10,643
Gross profit	6,961	7,876
Operating expense:
Sales and marketing	4,410	5,053
Technology and development	2,976	3,184
General and administrative	2,957	2,636
Total operating expense	10,343	10,873
Loss from operations	(3,382)	(2,997)
Interest income	42	33
Interest expense	(6)	(14)
Other expense, net	(26)	(5)
Loss before income taxes	(3,372)	(2,983)
Provision (benefit) for income taxes	1	(2)
Net loss	$(3,373)	$(2,981)

Net loss per share of common stock:
Basic	$(0.20)	$(0.18)
Diluted	$(0.20)	$(0.18)
Shares used in computing net loss per share of common stock:
Basic	16,639	16,761
Diluted	16,639	16,761
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(3,373)	$(2,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,055	1,108
Loss on disposal of fixed assets	10	3
Stock-based compensation	419	278
Deferred income taxes	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	649	127
Inventory	457	476
Prepaid expenses and other current assets	161	32
Other assets	(30)	7
Accounts payable	(447)	(2,848)
Accrued royalties payables	(1,627)	(1,821)
Accrued and other liabilities	(6,420)	(4,198)
Deferred revenue	33	(62)
Net cash used in operating activities	(9,113)	(9,880)
Cash Flows from Investing Activities:
Purchase of short-term investments	(2,232)	(4,216)
Proceeds from maturities of short-term investments	4,464	—
Purchase of property and equipment	(454)	(664)
Capitalization of software and website development costs	(591)	(465)
Proceeds from disposal of fixed assets	3	10
Net cash provided by (used in) investing activities	1,190	(5,335)
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(147)	(138)
Proceeds from exercise of common stock options	—	5
Repurchases of common stock	(58)	(176)
Net cash used in financing activities	(205)	(309)
Net decrease in cash and cash equivalents	(8,128)	(15,524)
Cash and cash equivalents — beginning of period	19,980	32,663
Cash and cash equivalents — end of period	$11,852	$17,139

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$24	$14
Income taxes paid during the period	—	17
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$246	$539
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business and Summary of Significant Accounting Policies
Business
CafePress Inc. (the "Company," "we," "us," "our") is a retailer of gifts and expressories. We take pride in helping to facilitate human connections by inspiring people to express themselves with the best assortment of engaging merchandise. We were founded in 1999 as a California corporation, we reincorporated in Delaware in 2005 and we completed our initial public offering in April 2012.
We are a leading retailer of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K as filed on March 10, 2017 with the SEC. Our critical accounting policies are revenue recognition, property and equipment, inventory and income taxes. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data of our Annual Report on Form 10-K.
Segments
Our Chief Executive Officer manages our operations on a consolidated basis for purposes of allocating resources. Thus, we have a single operating segment which is our single reportable segment. Our principal operations and decision-making functions are in the United States.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue recognition, provisions for doubtful accounts, credit card chargebacks, sales returns, inventory write-downs, stock-based compensation, legal contingencies, depreciable lives and income taxes including required valuation allowances. We base our estimates on historical experience, projections for future performance and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Income taxes
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
We have weighed both positive and negative evidence and have determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses which we considered significant verifiable negative evidence. As of March 31, 2017, we maintain a valuation allowance on substantially all of our deferred tax assets.
Seasonality
Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays with the largest sales volume in the fourth quarter of each calendar year. Our offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of this seasonality, our revenue in each of the first three quarters of the year is generally substantially lower than our revenue in the fourth quarter of each year, and we expect this trend to continue in the foreseeable future.
Recent accounting pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, and we do not expect the adoption of this accounting standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be treated prospectively as of the earliest date practicable. The guidance will become effective for annual periods beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with ASU 2014-09 Revenue from Contracts with Customers (Topic 606). Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The ASU is effective for fiscal years beginning after December 15, 2017 and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. Adoption of the standard is not expected to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to make an accounting policy election to either estimate forfeitures on stock-based payment awards as previously required, or to recognize forfeitures as they occur, as well as certain classifications on the statement of cash flows. We adopted this ASU on January 1, 2017 and elected to recognize forfeitures as they occur, and the impact of that change in accounting was recorded as a $0.2 million cumulative effect adjustment to increase additional paid-in-capital and accumulated deficit. We do not expect the other provisions of this accounting standard will have a material impact on our consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that, for our one remaining operating lease that will be in effect, upon adoption of Topic 842, we will record an estimated lease right-of-use asset of $1.9 million and a corresponding lease liability of $1.9 million. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. We adopted ASU 2015-11 on January 1, 2017, and the standard did not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. We adopted this standard effective December 31, 2016 and it did not have an impact on our required disclosures. Management prepared a memorandum which concluded that the Company was a going concern and that no additional disclosures were required
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for us beginning January 1, 2018. Early application is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. Our preliminary analysis indicates that since the majority of our revenue is settled through payments by credit cards and since we have no future performance obligation after delivery occurs, revenue recognized under Accounting Standards Codification ("ASC") Topic 606 will be very similar to revenue recognized under ASC 605 (Revenue Recognition) and, therefore, little to no change will be required. As we complete our implementation analysis, if any change in accounting is required, we anticipate applying the full retrospective transition approach. Furthermore, we have re-evaluated gross versus net revenue presentation under ASC 605 and, as disclosed in Note 2 - Prior Year Revision, we revised our Consolidated Statements of Operations for an error that was not material for the three months ended March 31, 2016. In our evaluation of the new standard, the accounting for gross versus net presentation was also reviewed and the treatment under Topic 606 will be the same as ASC 605. We anticipate that our footnote disclosures will increase, and we are still evaluating the methodology for providing disaggregated revenue disclosures for both annual and interim periods.

2. Prior Year Revision
During 2016, we revised our Consolidated Statement of Operations to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. For the three months ended March 31, 2016, the net impact of the revision was an increase in net revenue and a corresponding increase to sales and marketing expense of $0.4 million. The revision, which we determined is not a material error, had no impact on loss from operations, results of operations, stockholders' equity or cash flows.
The impact on the individual line items of our consolidated financial statements for the three months ended March 31, 2016 from the adjustment was as follows (in thousands):

	Previously Reported	Adjustments	Revised
Net revenue	$18,078	$441	$18,519
Gross profit	$7,435	$441	$7,876
Sales and marketing	$4,612	$441	$5,053
Total operating expense	$10,432	$441	$10,873
Loss from operations	$(2,997)	$—	$(2,997)
Net loss	$(2,981)	$—	$(2,981)

3. Investments and Fair Value of Financial Instruments
The components of our cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$1,128	$—	$—	$1,128
Short-term investments:
Certificates of deposit, 90 days or greater	21,576	—	—	21,576
Total cash equivalents and short-term investments	$22,704	$—	$—	$22,704

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$11,126	$—	$—	$11,126
Short-term investments:
Certificates of deposit, 90 days or greater	23,808	—	—	23,808
Total cash equivalents and short term investments	$34,934	$—	$—	$34,934

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	March 31, 2017
	Fair Value	Level I
Cash equivalents:
Money market funds	$1,128	$1,128
Total financial assets	$1,128	$1,128

	December 31, 2016
	Fair Value	Level I
Cash equivalents:
Money market funds	$11,126	$11,126
Total financial assets	$11,126	$11,126
We hold money market funds that invest primarily in high-quality, short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
As of March 31, 2017, we held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts and credit unions. As of March 31, 2017, the certificates of deposit held by us had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

4. Balance Sheet Items
Inventory, net are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$2,957	$3,422
Finished goods	—	—
Inventory in-transit	—	—
Less: reserve for obsolescence	(295)	(303)
Inventory, net	$2,662	$3,119
Property and equipment, net are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and building	$3,691	$3,675
Computer equipment and office furniture	7,694	7,678
Computer software	1,818	1,795
Internal use software and website development	12,439	11,207
Internal use software and website development in progress	196	849
Production equipment	14,189	13,685
Leasehold improvements	3,003	3,003
Total property and equipment	43,030	41,892
Less: accumulated depreciation and amortization	(31,871)	(30,956)
Property and equipment, net	$11,159	$10,936
Depreciation and amortization expense was $1.1 million for both of the three months ended March 31, 2017 and 2016, respectively.

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Production costs	$1,678	$5,323
Payroll and employee related accruals	1,127	1,337
Accrued sales and business taxes	559	1,072
Accrued advertising	473	1,616
Professional services	462	564
Unclaimed royalty payments	447	433
Royalties-minimum guarantee	266	299
Other accrued liabilities	265	332
Restructuring	207	570
Allowance for sales returns and chargebacks	72	219
Accrued liabilities	$5,556	$11,765
The change in the restructuring liability is summarized as follows (in thousands):

Three Months Ended March 31, 2017
Accrued restructuring balance, beginning of period	$570
Cash payments	(363)
Accrued restructuring balance, end of period	$207
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$219	$232
Add: provision	528	474
Less: deductions and other adjustments	(675)	(646)
Balance, end of period	$72	$60

5. Line of Credit
We have a loan and security agreement that provides for a revolving credit facility of $6.5 million to fund acquisitions and other general corporate needs through June 2017 and at our option, bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +0.75%. Excluding a $1.5 million letter of credit outstanding in connection with our production facility and fulfillment center, there were no draws against the facility at March 31, 2017 and $5.0 million remained available. This credit agreement requires us to comply with various financial covenants including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at March 31, 2017 and December 31, 2016. The letter of credit bears interest at 1.5% per annum and will expire no later than September 15, 2020.

6. Stock-Based Compensation

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	2,147	$4.79	6.35	$8
Granted	470	3.13
Exercised	—	—
Forfeited	(314)	7.03
Outstanding — March 31, 2017	2,303		7.38	$7
Vested and expected to vest — March 31, 2017	2,303		7.38	$7
Options exercisable — March 31, 2017	595		4.69	$5
Included in the stock options outstanding as of March 31, 2017 are 449,816 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA and (iii) cumulative free cash flow. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of March 31, 2017, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the performance shares has been recorded. At March 31, 2017, we had $0.9 million of unrecognized compensation expense related to the performance awards.
Restricted stock unit activity
We may grant restricted stock units, ("RSUs") to our employees, consultants or outside directors under the provisions of our Amended and Restated 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2016	440	$3.69
Granted	500	3.13
Vested	(48)	3.58
Forfeited and canceled	(27)	3.65
Awarded and unvested at March 31, 2017	865	$3.37
Included in the restricted stock units granted as of March 31, 2017 are 184,026 performance-based restricted stock units ("PSUs") that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2019. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of March 31, 2017, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the PSUs has been recorded. At March 31, 2017, we had $0.6 million of unrecognized compensation expense related to the PSUs.
Stock-based compensation expense

We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three months ended March 31, 2017, we calculated volatility using our historical volatility as we had sufficient public trading history.  The expected term of options granted gave consideration to historical exercises, assumed forfeitures when they occur and the options’ contractual term.  For all periods presented, the risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life and a dividend yield of zero is applied since we have not historically paid dividends and have no intention to pay dividends in the near future. There were no options granted during the three months ended March 31, 2016.

Three Months Ended March 31,
2017
Expected term (in years)	4.1
Risk-free interest rate	1.9%
Expected volatility	55%
Expected dividend rate	0.0%
The weighted average fair value of options granted was $1.37 for the three months ended March 31, 2017.
Cost of net revenues and operating expenses include stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of net revenue	$4	$24
Sales and marketing	25	59
Technology and development	9	29
General and administrative	381	166
Total stock-based compensation expense	$419	$278

7. Stock Repurchase Program
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of its common stock or an aggregate of 3.5 million shares of our common stock. Under the stock repurchase program, any stock repurchase could be made through open market and privately negotiated transactions, or as otherwise determined by management, at times and in such amounts as management deemed appropriate and could be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of stock repurchased under the program depended on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of the NASDAQ Stock Market), any additional constraints related to material inside information we may have possessed and capital availability. In February 2017, our Board of Directors terminated the stock repurchase program.

Share repurchase activity based on settlement date was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Total number of shares repurchased	19	48
Aggregate cost of shares repurchased	$58	$176
Average cost per share	$3.10	$3.68

8. Net Loss per Share of Common Stock
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
The following table sets forth the computation of our basic and diluted net loss per share of common stock (in thousands, except for per share amounts).

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(3,373)	$(2,981)
Denominator used in computing net loss per share of common stock:
Basic	16,639	16,761
Diluted	16,639	16,761
Net loss per share of common stock:
Basic	$(0.20)	$(0.18)
Diluted	$(0.20)	$(0.18)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods in which we incurred a net loss because including them would have been antidilutive (in thousands):

	March 31,
	2017	2016
Stock options to purchase common stock and restricted stock units	87	30

9. Geographic Information
During 2016, we revised our Consolidated Statement of Operations to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. The net impact of the revision on our net revenue is presented below.
Our revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States as previously reported	$16,664	$16,209
Revision	—	395
United States as revised	16,664	16,604
International as previously reported	1,625	1,869
Revision	—	46
International as revised	1,625	1,915
Total	$18,289	$18,519
All of the Company’s long-lived assets are located in the United States.

10. Related Party Transaction
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company and $0.5 million is in the form of a non-interest bearing note receivable which is outstanding at March 31, 2017, and it is due on or before December 31, 2018.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our technology and manufacturing process, and the benefits thereof, the impact of our diverse network of contract manufacturers, our ongoing evaluation of our estimates, seasonal fluctuations in our business and the impact thereof on our revenue, the impact of our adoption of new accounting standards, our compliance with the financial covenants in our credit line, statements about our expectations achieving the performance criteria of our performance equity awards, anticipated trends and challenges in our business and the markets in which we operate, customer acquisition costs as a predictor of future growth and a key investment lever and our plans to invest in sales and marketing expense expectations with respect to the fluctuation of cash provided by operating activities, our anticipated cash needs and our estimates regarding capital requirements, our needs for additional financing and the potential dilutive effect thereof, our ability to recognize and remedy issues with internal controls, benefit of non-GAAP financial measures, the impact of a change in market interest rates, our exposure to foreign currency exchange rate fluctuations, the impact of inflation and changes thereto, the impact of any legal proceedings to which we are or may become a party and the impact and timing of costs related thereto.
These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, seasonality of our revenue, macroeconomic cycles and consumer discretionary spending, demand for our products and services, fluctuations in costs, particularly customer acquisition costs, changes in technology and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Our Business

We are a leading retailer of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
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
Most of our net revenue is generated from sales of customized products through our e-commerce websites (collectively referred to as "Marketplace"), associated Retail Partner Channels or Feeds (collectively referred to as "Retail Partner Channels") or through storefronts hosted by CafePress. In addition, we generate revenue from fulfillment services, including print and production services provided to third parties. Customized products include user-designed products as well as products designed by our content owners.
An important revenue driver is customer acquisition, primarily through online marketing efforts, including paid and natural search, email, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. As a result, our sales and marketing expense is our largest operating expense.
Our consumers and content owner customers are increasingly accessing e-commerce sites from their mobile devices. This shift to mobile site access presents challenges for us as we cope with shifting traffic patterns, and we have experienced lower conversion rates on traffic from mobile devices. We expect that this shift to mobile site access will continue for the foreseeable future.
Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays with the largest sales volume in the fourth quarter of each calendar year. Our offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of seasonality, our revenue in each of the first three quarters of the year are generally substantially lower than our revenue in the fourth quarter of each year, and we expect this to continue for the foreseeable future.
We monitor several key operating metrics including:

	Three Months Ended March 31,
	2017	2016
(in thousands, except average order size data)
Key operating metrics:
Total number of orders	580	535
Average order size	$31.59	$34.50
Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the three months ended March 31, 2017, the increase in orders of 8% as compared to the prior year was primarily due to the growth in business volumes within our Retail Partner Channels. Order volumes within our CafePress.com domains declined modestly as compared to the prior year.
Average Order Size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the three months ended March 31, 2017, the decrease in average order size of 8% as compared to the prior year was primarily due to an increase in sales volume through our Retail Partners Channels, which typically carry a lower average order size. In addition, changes in our product mix contributed to the decline in average order size.

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
Operating Expense
Operating expense consist of sales and marketing, technology and development and general and administrative expense.
Sales and Marketing
Sales and marketing expense consists primarily of customer acquisition costs, personnel costs and costs related to customer support, order processing, third-party platform fees and other marketing activities. Customer acquisition, customer support, third-party platform fees and third-party payment processor and credit card fees are variable and historically have represented the majority of our overall sales and marketing expense.
Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, display advertising and affiliate channels. We believe this expense is a key lever that we can use within our business as we adjust volumes to our target return on investment. We expect to continue to invest in sales and marketing expense in the foreseeable future to fund new customer acquisition, increase focus on driving repeat customer purchases and build our brand.
Technology and Development
Technology and development expense consists of costs incurred for engineering, network operations and information technology, including personnel expense, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over the estimated useful lives which is two years.
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

Results of Operations

During 2016, we revised our Consolidated Statement of Operations to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. For the three months ended March 31, 2016, the net impact of the revision was an increase in net revenue and a corresponding increase to sales and marketing expense of $0.4 million. The revision, which we determined is not a material error, had no impact on loss from operations, results of operations, stockholders' equity or cash flows.

The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2017	2016 (As Revised)
Net revenue	100.0%	100.0%
Cost of net revenue	61.9	57.5
Gross profit	38.1	42.5
Operating expense:
Sales and marketing	24.1	27.3
Technology and development	16.3	17.2
General and administrative	16.2	14.2
Total operating expense	56.6	58.7
Loss from operations	(18.5)	(16.2)
Interest income	0.2	0.2
Interest expense	—	(0.1)
Other expense, net	(0.1)	—
Loss before income taxes	(18.4)	(16.1)
Provision (benefit) for income taxes	—	—
Net loss	(18.4)%	(16.1)%
Effective tax rate	—%	0.1%

Comparison of the Three Months Ended March 31, 2017 and 2016
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016 (As Revised)	$ Change	% Change
Net revenue	$18,289	$18,519	$(230)	(1)%
Cost of net revenue	11,328	10,643	685	6
Gross profit	6,961	7,876	(915)	(12)
Operating expenses:
Sales and marketing	4,410	5,053	(643)	(13)
Technology and development	2,976	3,184	(208)	(7)
General and administrative	2,957	2,636	321	12
Total operating expense	10,343	10,873	(530)	(5)
Loss from operations	(3,382)	(2,997)	(385)	13
Interest income	42	33	9	27
Interest expense	(6)	(14)	8	(57)
Other expense, net	(26)	(5)	(21)	U
Loss before income taxes	(3,372)	(2,983)	(389)	13
Provision for income taxes	1	(2)	3	U
Net loss	$(3,373)	$(2,981)	$(392)	13%
U:> 100% unfavorable        F:> 100% favorable
Net Revenue
Net revenue decreased $0.2 million, or 1%, for the three months ended March 31, 2017 compared to the same period in 2016. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channels. The decline in revenue from CafePress.com of $1.7 million, or 11%, was primarily driven by one less sales day as leap day occurred during the first quarter of 2016 in addition to declines in political merchandise as 2016 benefited from the Presidential election cycle. Within our Retail Partners Channel, revenue increased $1.5 million, or 45%, primarily as a result of higher order volumes from our feed partnerships driven by the continued merchandising expansion of our catalog.
Cost of Net Revenue
Cost of net revenue increased $0.7 million, or 6%, for the three months ended March 31, 2017 compared to the same period in 2016. Cost of net revenue was 61.9%, as a percentage of net revenue, for the three months ended March 31, 2017, compared to 57.5% in the same period in 2016. Within cost of net revenue, the cost of order shipping increased as a percentage of net revenue by approximately 2.9 percentage points, which was primarily attributed to an increase in orders. In addition, the cost of materials increased as a percentage of net revenue by approximately 1.8 percentage points. Content commission costs also increased as a percentage of net revenue by approximately 1.0 percentage point. During the prior year, we established a commissions forfeiture policy for inactive shopkeepers that resulted in a one-time reduction in commission expense of $0.3 million. Plant overhead costs, including depreciation and amortization, declined as a percentage of net revenue by approximately 1.0 percentage point primarily driven by a reduction in our plant footprint. Labor costs as a percentage of net revenue also declined by approximately 0.5 percentage points, reflecting increased labor efficiencies in our plant operations. On a per unit basis, total cost of net revenue was $10.75, which is approximately 2% lower than the prior year after adjusting for the one-time commission benefit. The 8% decline in average order size also negatively impacted our cost of net revenue as a percentage of net revenue.
Sales and Marketing
Sales and marketing expense decreased $0.6 million, or 13%, for the three months ended March 31, 2017 compared to the same period in 2016. Sales and marketing expense was 24.1% of net revenue for the three months ended March 31, 2017 compared to 27.3% for the same period in 2016. The decrease in absolute dollars in sales and marketing expense consists of $0.5 million of lower fixed costs and $0.1 million of lower variable costs. Lower fixed costs were primarily driven by reductions in personnel-related costs associated with the closure of our California office as well as expense reductions from outside agencies. Within variable costs, declines totaling $0.4 million in keyword and other online advertising costs were partially offset by a $0.3 million increase in platform fees related to higher Retail Partner Channel revenue.
Technology and Development
Technology and development expense decreased $0.2 million for the three months ended March 31, 2017 as compared to the same period in 2016. Technology and development expense was 16.3% of net revenue in the three months ended March 31, 2017 compared to 17.2% in the same period in 2016. Within technology and development expense, personnel-related costs declined by $0.3 million, including a $0.1 million benefit from higher software and website capitalization levels. Partially offsetting this decline was an increase of $0.1 million in software license costs and depreciation expense.
General and Administrative
General and administrative expense increased $0.3 million, or 12%, for the three months ended March 31, 2017 compared to the same period in 2016. General and administrative expense was 16.2% of net revenue in the three months ended March 31, 2017 compared to 14.2% for the same period of 2016. The increase in absolute dollars was driven by higher personnel-related costs primarily due to higher stock-based compensation expense.

Consolidated Balance Sheet

The following table is a summary of our overall financial position (in thousands):

	March 31, 2017	December 31, 2016	$ Change
Total assets	$51,546	$62,920	$(11,374)
Total liabilities	10,090	18,452	(8,362)
Total stockholders' equity	41,456	44,468	(3,012)

•
Total assets decreased $11.4 million driven primarily by a reduction in current assets due to the utilization of cash for the payment of production, advertising, royalty and commission liabilities related to retail holiday activity during the fourth quarter of 2016 and reductions in accounts receivable and inventory related to the seasonality of our business.

•	Total liabilities decreased $8.4 million driven by the payment of the liabilities as discussed above.

•
Total stockholders' equity decreased by $3.0 million driven by $3.3 million of net loss and $0.1 million from the repurchases of our common stock partially offset by $0.4 million in stock-based compensation expense.

Liquidity and Capital Resources
As of March 31, 2017, we had cash, cash equivalents and short-term investments totaling $33.4 million.

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$
Cash flows from:
Operating activities	$(9,113)	$(9,880)	$767
Investing activities	$1,190	$(5,335)	$6,525
Financing activities	$(205)	$(309)	$104
Cash flows from operating activities
Our primary source of cash from operating activities is cash collections from our customers and partners. The substantial majority of our net revenue is generated from credit card transactions and credit card accounts receivable and are typically settled within one to five business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter and cash flows in the first three to nine months have generally been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business, and to a lesser extent, operating losses. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.
Cash used in operating activities decreased $0.8 million primarily due to collections of higher levels of cash related to credit card settlements during 2017 as compared to the prior year.
Cash flows from investing activities
Cash provided by investing activities increased $6.5 million driven by a reduction in the net purchase of short-term investments.
Cash flows from financing activities
Cash used in financing activities decreased $0.1 million as we repurchased less stock under our stock repurchase program compared to the prior year. During the first quarter of 2017, we terminated the stock repurchase program.
Credit Facility and Indebtedness
We currently have a loan and security agreement that provides for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs through June 2017 and at our option, bears interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +0.75%. Excluding a $1.5 million letter of credit outstanding in connection with our production facility and fulfillment center, there were no draws against the facility at March 31, 2017 and $5.0 million remained available. This credit agreement requires the Company to comply with various financial covenants including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at March 31, 2017 and December 31, 2016. With our current cash levels and forecasts, we expect to continue to meet this covenant. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. As of March 31, 2017, we had used $5.3 million of excess cash to repurchase 1,266,028 shares of our common stock. In February 2017, our Board of Directors terminated the repurchase program.
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
The following shows Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016 (As Revised)
Net Revenue	$18,289	$18,519
Non-GAAP Adjusted EBITDA	$(1,908)	$(1,611)
% of net revenue	(10.4)%	(8.7)%

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,373)	$(2,981)
Non-GAAP adjustments:
Interest and other income	(10)	(14)
Provision (benefit) for income taxes	1	(2)
Depreciation and amortization	1,055	1,108
Stock-based compensation	419	278
Adjusted EBITDA	$(1,908)	$(1,611)
Cash Contribution Margin
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
When viewed together with our GAAP results, we believe cash contribution margin provides management and users of the financial statements information about our ability to cover our operating costs, such as Technology and Development and General and Administrative expense. Cash contribution margin is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. One material limitation associated with the use of cash contribution margin is that it is an incomplete measure of profitability as it does not include all operating expense or non-operating income and expense. Management compensates for these limitations when using this measure by looking at other GAAP measures such as operating income (loss) and net income (loss).
The following table presents the calculation of cash contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2017		2016
Net revenue as previously reported	$18,289	100.0%	$18,078	100.0%
Revision	—	—	441	—
Net revenue as revised	18,289	100.0	18,519	100.0
Cost of net revenue	11,328	61.9	10,643	57.5
Gross profit as previously reported	6,961	38.1	7,435	41.1
Revision	—	—	441	1.4
Gross profit as revised	6,961	38.1	7,876	42.5
Non-GAAP adjustments:
Add: Stock-based compensation	4	—	24	0.1
Add: Depreciation and amortization	422	2.3	560	3.1
Less: Variable sales and marketing costs as previously reported	(3,084)	(16.9)	(2,580)	(14.3)
Revision	—	—	(642)	(3.1)
Less: Variable sales and marketing costs as revised	(3,084)	(16.9)	(3,222)	(17.4)
Contribution margin as previously reported	4,303	23.5	4,879	27.0
Revision	—	—	359	1.3
Cash contribution margin as revised	$4,303	23.5%	$5,238	28.3%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $33.4 million and $43.8 million as of March 31, 2017 and December 31, 2016, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Material Weakness Previously Identified
We previously reported a material weakness in internal controls over financial reporting related to gross versus net revenue transactions in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Remediation of Previously Identified Material Weakness
In the third quarter of 2016 and the fourth quarter of 2016, we hired a new Chief Financial Officer and a new Corporate Controller, respectively, each with the appropriate level of expertise to determine that revenue transactions are recorded in accordance with generally accepted accounting principles. Additionally, we designed new contract review controls to ensure that all revenue contracts are reviewed and the accounting considerations are properly documented prior to the execution of the contracts.
As part of the new management team's review of revenue transactions, we identified that platform fees paid to third-party websites were presented as a reduction to revenue when the fees should have been presented as sales and marketing expense. As a result, we have implemented new controls over revenue contracts during the quarter ended December 31, 2016. These new controls identified the material weakness noted above.
During the quarter ended March 31, 2017, management reviewed one new revenue contract and documented the accounting considerations related to gross versus net revenue presentation prior to execution. Management has specifically tested the revised processes and review controls over financial reporting and concluded that those processes are effectively operating as of March 31, 2017. Therefore, management has concluded that the previously reported material weakness has been remediated.
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
On November 3, 2016, The Ohio State University ("Ohio State") filed a Complaint against the Company for Trademark Infringement, Unfair Competition, Passing Off, Counterfeiting and Violation of Right of Publicity styled The Ohio State University versus CafePress, Inc. (Civil Action No. 2:16-cv-1052) (the "Complaint") in the United States District Court for the Southern District of Ohio. The Complaint alleges that the Company participated in trademark infringement, unfair competition, passing off and counterfeiting under the Lanham Act, 15 U.S.C. § 1114 and § 1125(a), by unlawfully appropriating Ohio State's registered and common law trademarks, and violated the rights of publicity assigned to Ohio State by head football coach Urban F. Meyer ("Meyer") under O.R.C. § 2741, et. seq., in the Company's design, manufacture, promotion, advertising, sale and shipping of allegedly counterfeit and infringing t-shirts and other merchandise online. Ohio State seeks damages of $1,000,000 per counterfeit mark per type of product sold, offered for sale, or distributed, in accordance with 15 U.S.C. § 1117. The Company filed its Answer to the Complaint on April 10, 2017, and pursuant to Federal Rule of Civil Procedure 16(a)(5) and (c)(2), Ohio State and the Company are ordered to appear for a settlement conference on May 2, 2017. We do not expect this matter to have a material impact on our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. Under the stock repurchase program, any stock repurchase could be made through open market and privately negotiated transactions, or as otherwise determined by management, at times and in such amounts as management deemed appropriate and could be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of stock repurchased under the program depended on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of the NASDAQ Stock Market), any additional constraints related to material inside information the Company may have possessed and capital availability. In February 2017, the Company's Board of Directors terminated the repurchase program. Share repurchase activity based on settlement date during the three months ended March 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - 31, 2017	18,861	$3.10	18,861	$10,502
February 1 - 28, 2017	—	$—	—	$—
March 1 - 31, 2017	—	$—	—	$—
Total	18,861	$3.10	18,861

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)+	2017 Cash Bonus Plan

10.1(3)+	Form of Restricted Stock Unit Agreement

10.1(3)+	Form of Nonstatutory Stock Option Agreement

10.1(3)+	Form of Performance-Restricted Stock Unit Agreement

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.
 +    Indicates management contract, compensatory plan or arrangement

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-35468), filed with the Securities and Exchange Commission on March 16, 2017, and incorporated by reference herein.

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

Date: May 2, 2017	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Phillip L. Milliner, Jr.
Phillip L. Milliner, Jr.

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)+	2017 Cash Bonus Plan

10.1(3)+	Form of Restricted Stock Unit Agreement

10.1(3)+	Form of Nonstatutory Stock Option Agreement

10.1(3)+	Form of Performance-Restricted Stock Unit Agreement

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

+	Indicates management contract, compensatory plan or arrangement

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

(3)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-35468), filed with the Securities and Exchange Commission on March 16, 2017, and incorporated by reference herein.

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