Form 10-Q
period 2017-06-30
CAFEPRESS INC.
filed 2017-07-27
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of shares outstanding of the registrant’s common stock as of July 21, 2017 was 16,809,488 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,748	$19,980
Short-term investments	15,624	23,808
Accounts receivable	498	1,288
Inventory, net	2,292	3,119
Deferred costs	576	798
Prepaid expenses and other current assets	2,317	2,310
Total current assets	36,055	51,303
Property and equipment, net	10,668	10,936
Other assets	692	681
TOTAL ASSETS	$47,415	$62,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,169	$1,803
Accrued royalties payable	1,792	3,623
Accrued liabilities	4,845	11,765
Deferred revenue	659	748
Capital lease obligation, current	50	347
Total current liabilities	8,515	18,286
Other long-term liabilities	133	166
TOTAL LIABILITIES	8,648	18,452
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2017 and December 31, 2016; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 16,809 and 16,643 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	100,799	99,756
Accumulated deficit	(62,034)	(55,290)
TOTAL STOCKHOLDERS’ EQUITY	38,767	44,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,415	$62,920
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (As Revised)	2017	2016 (As Revised)
Net revenue	$17,853	$20,304	$36,142	$38,823
Cost of net revenue	10,864	11,622	22,192	22,265
Gross profit	6,989	8,682	13,950	16,558
Operating expense:
Sales and marketing	4,785	4,783	9,195	9,836
Technology and development	3,084	3,316	6,060	6,500
General and administrative	2,336	3,036	5,293	5,672
Impairment charges	—	20,899	—	20,899
Total operating expense	10,205	32,034	20,548	42,907
Loss from operations	(3,216)	(23,352)	(6,598)	(26,349)
Interest income	37	41	79	74
Interest expense	(4)	(12)	(10)	(26)
Other income (expense), net	29	(58)	3	(63)
Loss before income taxes	(3,154)	(23,381)	(6,526)	(26,364)
Provision (benefit) for income taxes	—	(402)	1	(404)
Net loss	$(3,154)	$(22,979)	$(6,527)	$(25,960)

Net loss per share of common stock:
Basic	$(0.19)	$(1.37)	$(0.39)	$(1.55)
Diluted	$(0.19)	$(1.37)	$(0.39)	$(1.55)
Shares used in computing net loss per share of common stock:
Basic	16,739	16,742	16,689	16,775
Diluted	16,739	16,742	16,689	16,775
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(6,527)	$(25,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,269	2,140
Loss (gain) on disposal of fixed assets	11	(16)
Stock-based compensation	879	746
Goodwill impairment	—	20,899
Deferred income taxes	—	(350)
Changes in operating assets and liabilities:
Accounts receivable	760	66
Inventory	827	1,057
Prepaid expenses and other current assets	191	(954)
Other assets	43	7
Accounts payable	(634)	(2,668)
Accrued royalties payables	(1,831)	(2,002)
Accrued and other liabilities	(6,851)	(4,146)
Deferred revenue	(89)	65
Net cash used in operating activities	(10,952)	(11,116)
Cash Flows from Investing Activities:
Purchase of short-term investments	(1,984)	(9,920)
Proceeds from maturities of short-term investments	10,168	4,464
Purchase of property and equipment	(896)	(2,263)
Capitalization of software and website development costs	(1,222)	(1,172)
Proceeds from disposal of fixed assets	3	29
Change in restricted cash	—	3,417
Net cash provided by (used in) investing activities	6,069	(5,445)
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(297)	(279)
Proceeds from exercise of common stock options	6	5
Repurchases of common stock	(58)	(498)
Net cash used in financing activities	(349)	(772)
Net decrease in cash and cash equivalents	(5,232)	(17,333)
Cash and cash equivalents — beginning of period	19,980	32,663
Cash and cash equivalents — end of period	$14,748	$15,330
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$30	$26
Income taxes paid during the period	1	17
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$—	$160
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue recognition, provisions for doubtful accounts, credit card chargebacks, sales returns, inventory write-downs, stock-based compensation, legal contingencies, depreciable lives and income taxes, including required valuation allowances. We base our estimates on historical experience, projections for future performance and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
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
We have weighed both positive and negative evidence and have determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. As of June 30, 2017, we maintain a valuation allowance on substantially all of our deferred tax assets.
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
Recent accounting pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this updated standard, but we do not believe this update will have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. The guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, and we do not expect the adoption of this accounting standard will have a material impact on our consolidated financial statements.

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
In March 2016, the FASB issued 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to make an accounting policy election to either estimate forfeitures on stock-based payment awards as previously required, or to recognize forfeitures as they occur, as well as certain classifications on the statement of cash flows. We adopted this ASU on January 1, 2017 and elected to recognize forfeitures as they occur, and the impact of that change in accounting was recorded as a $0.2 million cumulative effect adjustment to increase additional paid-in-capital and accumulated deficit. The other provisions of this accounting standard did not have a material impact on our consolidated financial statements and footnote disclosures.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity's ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity's ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management's plans. We adopted this standard effective December 31, 2016 and it did not have an impact on our required disclosures. Management prepared a memorandum, which concluded that the Company was a going concern and that no additional disclosures were required.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for us beginning January 1, 2018. Early application is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. Our preliminary analysis indicates that since the majority of our revenue is settled through payments by credit cards and since we have no future performance obligation after delivery occurs, revenue recognized under Accounting Standards Codification ("ASC") Topic 606 will be very similar to revenue recognized under ASC 605 (Revenue Recognition) and, therefore, little to no change will be required. As we complete our implementation analysis, if any change in accounting is required, we anticipate applying the full retrospective transition approach. Furthermore, we have re-evaluated gross versus net revenue presentation under ASC 605 and, as disclosed in Note 2 - Prior Year Revision, we revised our Consolidated Statements of Operations for an error that was not material for the three and six months ended June 30, 2016. In our evaluation of the new standard, the accounting for gross versus net presentation was also reviewed and the treatment under Topic 606 will be the same as ASC 605. We anticipate that our footnote disclosures will increase, and we are still evaluating the methodology for providing disaggregated revenue disclosures for both annual and interim periods.

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
The impact on the individual line items of our consolidated financial statements for the three and six months ended June 30, 2016 from the adjustment was as follows (in thousands):
Statement of Operations for the three months ended June 30, 2016:

	Previously Reported	Adjustments	Revised
Net revenue	$19,841	$463	$20,304
Gross profit	$8,219	$463	$8,682
Sales and marketing	$4,320	$463	$4,783
Total operating expense	$31,571	$463	$32,034
Loss from operations	$(23,352)	$—	$(23,352)
Net loss	$(22,979)	$—	$(22,979)
Statement of Operations for the six months ended June 30, 2016:

	Previously Reported	Adjustments	Revised
Net revenue	$37,919	$904	$38,823
Gross profit	$15,654	$904	$16,558
Sales and marketing	$8,932	$904	$9,836
Total operating expense	$42,003	$904	$42,907
Loss from operations	$(26,349)	$—	$(26,349)
Net loss	$(25,960)	$—	$(25,960)

3. Investments and Fair Value of Financial Instruments
The components of our cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$2,113	$—	$—	$2,113
Short-term investments:
Certificates of deposit, 90 days or greater	15,624	—	—	15,624
Total cash equivalents and short-term investments	$17,737	$—	$—	$17,737

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$11,126	$—	$—	$11,126
Short-term investments:
Certificates of deposit, 90 days or greater	23,808	—	—	23,808
Total cash equivalents and short term investments	$34,934	$—	$—	$34,934
The following table represents our fair value hierarchy for our financial assets and liabilities (in thousands):

	June 30, 2017
	Fair Value	Level I
Cash equivalents:
Money market funds	$2,113	$2,113
Total financial assets	$2,113	$2,113

	December 31, 2016
	Fair Value	Level I
Cash equivalents:
Money market funds	$11,126	$11,126
Total financial assets	$11,126	$11,126
We hold money market funds that invest primarily in high-quality, short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
As of June 30, 2017, we held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts and credit unions. As of June 30, 2017, the certificates of deposit held by us had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

4. Balance Sheet Items
Inventory, net, is comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$2,578	$3,422
Finished goods	—	—
Inventory in-transit	—	—
Less: reserve for obsolescence	(286)	(303)
Inventory, net	$2,292	$3,119
Property and equipment, net, is comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Land and building	$3,675	$3,675
Computer equipment and office furniture	7,791	7,678
Computer software	1,818	1,795
Internal use software and website development	13,095	11,207
Internal use software and website development in progress	171	849
Production equipment	13,780	13,685
Leasehold improvements	3,013	3,003
Total property and equipment	43,343	41,892
Less: accumulated depreciation and amortization	(32,675)	(30,956)
Property and equipment, net	$10,668	$10,936
Depreciation and amortization expense was $1.2 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $2.3 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.
Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Production costs	$1,524	$5,323
Payroll and employee related accruals	911	1,337
Accrued advertising	554	1,616
Accrued sales and business taxes	463	1,072
Other accrued liabilities	422	332
Professional services	289	564
Unclaimed royalty payments	269	433
Royalties-minimum guarantee	215	299
Restructuring	133	570
Allowance for sales returns and chargebacks	65	219
Accrued liabilities	$4,845	$11,765

The change in the restructuring liability is summarized as follows (in thousands):

Six Months Ended June 30, 2017
Accrued restructuring balance, beginning of period	$570
Cash payments	(437)
Accrued restructuring balance, end of period	$133
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$72	$60	$219	$232
Add: provision	476	518	1,004	992
Less: deductions and other adjustments	(483)	(528)	(1,158)	(1,174)
Balance, end of period	$65	$50	$65	$50

5. Line of Credit
Our loan and security agreement that provided for a revolving credit facility of $6.5 million to fund acquisitions and other general corporate needs expired on June 30, 2017 and was not renewed. At our option, the loan and security agreement incurred interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +0.75%. Our $1.5 million letter of credit outstanding in connection with our production facility and fulfillment center lease is secured by our existing operating cash as of June 30, 2017. The credit agreement required us to comply with various financial covenants including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at June 30, 2017 and December 31, 2016. The letter of credit bears interest at 1.5% per annum and will expire on September 15, 2017.

6. Stock-Based Compensation

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	2,147	$4.79	6.35	$8
Granted	470	3.13
Exercised	(3)	2.12
Forfeited	(355)	6.84
Outstanding — June 30, 2017	2,259	$4.12	7.03	$2
Vested and expected to vest — June 30, 2017	2,259	$4.12	7.03	$2
Options exercisable — June 30, 2017	704	$5.24	4.59	$1
Included in the stock options outstanding as of June 30, 2017 are 449,816 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA and (iii) cumulative free cash flow. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of June 30, 2017, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the performance shares has been recorded. At June 30, 2017, we had $0.9 million of unrecognized compensation expense related to the performance awards.
Restricted stock unit activity
We may grant restricted stock units, ("RSUs") to our employees, consultants or outside directors under the provisions of our Amended and Restated 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2016	440	$3.69
Granted	678	3.01
Vested	(182)	3.37
Forfeited and canceled	(54)	3.18
Awarded and unvested at June 30, 2017	882	$3.26
Included in the restricted stock units granted as of June 30, 2017 are 184,026 performance-based restricted stock units ("PSUs") that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2019. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of June 30, 2017, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the PSUs has been recorded. At June 30, 2017, we had $0.6 million of unrecognized compensation expense related to the PSUs.
Stock-based compensation expense

We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and six months ended June 30, 2017 and 2016, we calculated volatility using our historical volatility as we had sufficient public trading history.  The expected term of options granted gave consideration to historical exercises, assumed forfeitures when they occur and the options’ contractual term.  For all periods presented, the risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life, and a dividend yield of zero is applied since we have not historically paid dividends and have no intention to pay dividends in the near future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	0.0	6.2	4.1	6.2
Risk-free interest rate	0.0%	1.5%	1.9%	1.5%
Expected volatility	0%	58%	55%	58%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The weighted average fair value of options granted was $1.37 for the three and six months ended June 30, 2017 and $1.97 for the three and six months ended June 30, 2016.
Cost of net revenue and operating expense include stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of net revenue	$4	$12	$8	$36
Sales and marketing	23	78	48	137
Technology and development	10	29	19	58
General and administrative	423	349	804	515
Total stock-based compensation expense	$460	$468	$879	$746

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
Share repurchase activity based on settlement date was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total number of shares repurchased	—	98	19	146
Aggregate cost of shares repurchased	$—	$322	$58	$498
Average cost per share	$—	$3.28	$3.10	$3.41

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(3,154)	$(22,979)	$(6,527)	$(25,960)
Denominator used in computing net loss per share of common stock:
Basic	16,739	16,742	16,689	16,775
Diluted	16,739	16,742	16,689	16,775
Net loss per share of common stock:
Basic	$(0.19)	$(1.37)	$(0.39)	$(1.55)
Diluted	$(0.19)	$(1.37)	$(0.39)	$(1.55)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods in which we incurred a net loss because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options to purchase common stock and restricted stock units	51	27	71	33

9. Geographic Information
During 2016, we revised our Consolidated Statement of Operations to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. The net impact of the revision on our net revenue is presented below.

Our revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States as previously reported	$16,323	$17,709	$32,987	$33,918
Revision	—	414	—	809
United States as revised	16,323	18,123	32,987	34,727
International as previously reported	1,530	2,132	3,155	4,001
Revision	—	49	$—	$95
International as revised	1,530	2,181	$3,155	$4,096
Total	$17,853	$20,304	$36,142	$38,823
All of the Company’s long-lived assets are located in the United States.

10. Related Party Transaction
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company and $0.5 million is in the form of a non-interest bearing note receivable which is outstanding at June 30, 2017, and it is due on or before December 31, 2018.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our technology and manufacturing process, and the benefits thereof, the impact of our diverse network of contract manufacturers, our ongoing evaluation of our estimates, seasonal fluctuations in our business and the impact thereof on our revenue, the impact of our adoption of new accounting standards, statements about our expectations achieving the performance criteria of our performance equity awards, anticipated trends and challenges in our business and the markets in which we operate, customer acquisition costs as a predictor of future growth and a key investment lever and our plans to invest in sales and marketing expense expectations with respect to the fluctuation of cash provided by operating activities, our anticipated cash needs and our estimates regarding capital requirements, our needs for additional financing and the potential dilutive effect thereof, our ability to recognize and remedy issues with internal controls, benefit of non-GAAP financial measures, the impact of a change in market interest rates, our exposure to foreign currency exchange rate fluctuations, the impact of inflation and changes thereto, the impact of any legal proceedings to which we are or may become a party and the impact and timing of costs related thereto.
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
Most of our net revenue is generated from sales of customized products through our e-commerce websites (collectively referred to as "CafePress.com"), associated Retail Partner Channel or Feeds (collectively referred to as "Retail Partner Channel") or through storefronts hosted by CafePress. In addition, we generate revenue from fulfillment services, including print and production services provided to third parties. Customized products include user-designed products as well as products designed by our content owners.
An important revenue driver is customer acquisition, primarily through online marketing efforts, including paid and organic search, email, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. As a result, our sales and marketing expense is our largest operating expense.
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
Technology and Development
Technology and development expense consists of costs incurred for engineering, network operations and information technology, including personnel expense, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over the estimated useful lives, which is two years.
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

Results of Operations
During 2016, we revised our Consolidated Statement of Operations to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. For the three and six months ended June 30, 2016 , the net impact of the revision was an increase in net revenue and a corresponding increase to sales and marketing expense of $0.5 million and $0.9 million, respectively. The revision, which we determined is not a material error, had no impact on loss from operations, results of operations, stockholders' equity or cash flows.

The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (As Revised)	2017	2016 (As Revised)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	60.9	57.2	61.4	57.4
Gross profit	39.1	42.8	38.6	42.6
Operating expense:
Sales and marketing	26.8	23.6	25.4	25.3
Technology and development	17.3	16.3	16.8	16.7
General and administrative	13.1	15.0	14.6	14.6
Impairment charges	—	102.9	—	53.8
Total operating expense	57.2	157.8	56.9	110.5
Loss from operations	(18.0)	(115.0)	(18.3)	(67.9)
Interest income	0.2	0.2	0.2	0.2
Interest expense	—	(0.1)	—	(0.1)
Other income (expense), net	0.2	(0.3)	—	(0.2)
Loss before income taxes	(17.7)	(115.2)	(18.1)	(67.9)
Provision (benefit) for income taxes	—	(2.0)	—	(1.0)
Net loss	(17.7)%	(113.2)%	(18.1)%	(66.9)%
Effective tax rate	—%	1.7%	—%	1.5%

Comparison of the Three Months Ended June 30, 2017 and 2016
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Three Months Ended June 30,
	2017	2016 (As Revised)	Variance	% Variance
CafePress.com orders	371	424	(53)	(13)%
Retail Partner Channel orders	196	162	34	21%
Total orders	567	585	$(18)	(3)%

CafePress.com average order size	$37.09	$40.02	$(2.93)	(7)%
Retail Partner Channel average order size	$20.91	$20.74	$0.17	1%
Total average order size	$31.49	$34.70	$(3.21)	(9)%

CafePress.com revenue	$13,747	$16,951	$(3,204)	(19)%
Retail Partner Channel revenue	4,106	3,353	753	22%
Total revenue	$17,853	$20,304	$(2,451)	(12)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,
	2017	2016 (As Revised)	$ Change	% Change
Net revenue	$17,853	$20,304	$(2,451)	(12)%
Cost of net revenue	10,864	11,622	(758)	(7)
Gross profit	6,989	8,682	(1,693)	(20)
Operating expense:
Sales and marketing	4,785	4,783	2	—
Technology and development	3,084	3,316	(232)	(7)
General and administrative	2,336	3,036	(700)	(23)
Impairment charges	—	20,899	(20,899)	(100)
Total operating expense	10,205	32,034	(21,829)	(68)
Loss from operations	(3,216)	(23,352)	20,136	86
Interest income	37	41	(4)	(10)
Interest expense	(4)	(12)	8	67
Other income (expense), net	29	(58)	87	F
Loss before income taxes	(3,154)	(23,381)	20,227	87
Provision (benefit) for income taxes	—	(402)	402	U
Net loss	$(3,154)	$(22,979)	$19,825	86%
U:> 100% unfavorable        F:> 100% favorable
Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the three months ended June 30, 2017, the decrease in orders of 3% as compared to the prior year period was primarily the result of organic search business volumes within our CafePress.com domains declining modestly and from the continued competitive online retail environment. The decrease in our CafePress.com orders was partially offset by a 21% increase in Retail Partner Channel orders.

Average Order Size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the three months ended June 30, 2017, the decrease in average order size of 9% as compared to the prior year period was primarily due to an increase in sales volume through our Retail Partner Channel, which typically carry a lower average order size. In addition, changes in our product mix and a decrease in shipping prices contributed to the decline in average order size.
Net Revenue
Net revenue decreased $2.5 million, or 12%, for the three months ended June 30, 2017 compared to the same period in 2016. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $3.2 million, or 19%, was primarily driven by declines in organic search traffic and conversion rates. In addition, we experienced lower visits and conversion rates through most of our other traffic sources during the second quarter as compared to the prior year. Within our Retail Partner Channel, revenue increased $0.7 million, or 22%, primarily as a result of higher order volumes from our feed partnerships driven by the continued merchandising expansion of our catalog.
Cost of Net Revenue
Cost of net revenue decreased $0.8 million, or 7%, for the three months ended June 30, 2017 compared to the same period in 2016. Cost of net revenue was 60.9%, as a percentage of net revenue, for the three months ended June 30, 2017, compared to 57.2% in the same period in 2016. The cost of order shipping increased as a percentage of net revenue by approximately 1.9 percentage points, which was primarily attributed to an increase in the number of shipments through our Retail Partner Channel. In addition, the cost of materials increased as a percentage of net revenue by approximately 1.7 percentage points primarily as a result of the changes in our product mix. Finally, labor costs as a percentage of net revenue also increased by 0.9 percentage points as the decline in revenue more than offset labor efficiencies in our plant operations. Plant overhead costs, including depreciation and amortization, declined as a percentage of net revenue by approximately 0.9 percentage points primarily driven by a reduction in our plant footprint. On a per unit basis, total cost of net revenue was $10.67, which is approximately 2% higher than the prior year. The 9% decline in average order size also negatively impacted our cost of net revenue as a percentage of net revenue.
Sales and Marketing
Sales and marketing expense remained relatively unchanged for the three months ended June 30, 2017 compared to the same period in 2016. Sales and marketing expense was 26.8% of net revenue for the three months ended June 30, 2017 compared to 23.6% for the same period in 2016. Sales and marketing expense consisted of $0.3 million of lower fixed costs and $0.3 million of higher variable costs. Lower fixed costs were primarily driven by reductions in personnel-related costs associated with the closure of our California office. Variable costs increased due to higher paid search and other online advertising costs as well as an increase in platform fees related to higher Retail Partner Channel revenue.
Technology and Development
Technology and development expense decreased $0.2 million for the three months ended June 30, 2017 as compared to the same period in 2016. Technology and development expense was 17.3% of net revenue in the three months ended June 30, 2017 compared to 16.3% in the same period in 2016. Personnel-related and consulting costs declined by $0.4 million primarily from the closure of our California office. Partially offsetting this decline was an increase of $0.2 million in depreciation expense.
General and Administrative
General and administrative expense decreased $0.7 million, or 23%, for the three months ended June 30, 2017 compared to the same period in 2016. General and administrative expense was 13.1% of net revenue in the three months ended June 30, 2017 compared to 15.0% for the same period of 2016. Personnel-related costs decreased $0.3 million, partially driven by the closure of our California office as well as a reduction in bonus expense based upon our financial performance. In addition, professional service expense decreased $0.4 million primarily due to a reduction in legal fees. Finally, rent expense decreased $0.1 million from the closure of our California office. These decreases were partially offset by a $0.1 million increase in stock-based compensation expense.

Impairment Charges
Impairment charges decreased $20.9 million for the three months ended June 30, 2017 as compared to the same period in 2016 as the prior year expense consisted of a non-cash charge related to the impairment of goodwill.
Provision (Benefit) for Income Taxes
We recorded a $0.4 million benefit for income taxes for the three months ended June 30, 2016. Our effective tax rate was a 1.7% benefit for the three months ended June 30, 2016. For the three months ended June 30, 2016, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a valuation allowance against substantially all of our deferred tax assets and the tax impact of the goodwill impairment.

Comparison of the Six Months Ended June 30, 2017 and 2016
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Six Months Ended June 30,
	2017	2016 (As Revised)	Variance	% Variance
CafePress.com orders	723	809	$(86)	(11)%
Retail Partner Channel orders	423	314	109	35%
Total orders	1,146	1,122	$24	2%

CafePress.com average order size	$37.89	$39.90	$(2.01)	(5)%
Retail Partner Channel average order size	$20.67	$20.85	$(0.18)	(1)%
Total average order size	$31.54	$34.60	$(3.06)	(9)%

CafePress.com revenue	$27,398	$32,277	$(4,879)	(15)%
Retail Partner Channel revenue	8,744	6,546	$2,198	34%
Total revenue	$36,142	$38,823	$(2,681)	(7)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Six Months Ended June 30,
	2017	2016 (As Revised)	$ Change	% Change
Net revenue	$36,142	$38,823	$(2,681)	(7)%
Cost of net revenue	22,192	22,265	(73)	—
Gross profit	13,950	16,558	(2,608)	(16)
Operating expense:
Sales and marketing	9,195	9,836	(641)	(7)
Technology and development	6,060	6,500	(440)	(7)
General and administrative	5,293	5,672	(379)	(7)
Impairment charges	—	20,899	(20,899)	(100)
Total operating expense	20,548	42,907	(22,359)	(52)
Loss from operations	(6,598)	(26,349)	19,751	75
Interest income	79	74	5	7
Interest expense	(10)	(26)	16	62
Other income (expense), net	3	(63)	66	F
Loss before income taxes	(6,526)	(26,364)	19,838	75
Provision (benefit) for income taxes	1	(404)	405	U
Net loss	$(6,527)	$(25,960)	$19,433	75%

U:> 100% unfavorable        F:> 100% favorable
Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the six months ended June 30, 2017, the increase in orders of 2% as compared to the prior year period was primarily due to the growth in business volumes within our Retail Partner Channel. Order volumes within our CafePress.com domains declined modestly as compared to the prior year.

Average Order Size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the six months ended June 30, 2017, the decrease in average order size of 9% as compared to the prior year period was primarily due to an increase in sales volume through our Retail Partner Channel, which typically carry a lower average order size. In addition, changes in our product mix and a decrease in shipping prices contributed to the decline in average order size.
Net Revenue
Net revenue decreased $2.7 million, or 7% in the six months ended June 30, 2017 compared to the same period in 2016. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $4.9 million, or 15%, was primarily driven by declines in organic search traffic. In addition, we experienced lower visits and conversion rates through most of our other traffic sources during the first six months as compared to the prior year. Furthermore, there was one less sale day during the six months ended June 30, 2017, and we experienced declines in political merchandise as 2016 benefited from the Presidential election cycle. Within our Retail Partner Channel, revenue increased $2.2 million, or 34%, primarily as a result of higher order volumes from our feeds partnership driven by the continued merchandising expansion of our catalog.
Cost of Net Revenue
Cost of net revenue decreased $0.1 million, or 0%, in the six months ended June 30, 2017 compared to the same period in 2016. As a percentage of net revenue, cost of net revenue was 61.4% in the six months ended June 30, 2017 and 57.4% in the same period in 2016. The cost of order shipping increased as a percentage of net revenue by approximately 2.4 percentage points, which was primarily attributed to an increase in total orders and an increase in the number of shipments through our Retail Partner Channel. In addition, the cost of materials increased as a percentage of net revenue by approximately 1.7 percentage points primarily as a result of the changes in our product mix. Content commission costs also increased as a percentage of net revenue by approximately 0.5 percentage points. During the prior year, we established a commission forfeiture policy for inactive shopkeepers that resulted in a one-time reduction in commission expense of $0.4 million. Finally, labor costs as a percentage of net revenue also increased by 0.2 percentage points as the decline in revenue more than offset labor efficiencies in our plant operations. Plant overhead costs, including depreciation and amortization, declined as a percentage of net revenue by approximately 0.8 percentage points primarily driven by a reduction in our plant footprint. On a per unit basis, excluding the impact of the one-time reduction in commission expense in 2016, total cost of net revenue was $10.71 and remains unchanged from the prior year. The 9% decline in average order size also negatively impacted our cost of net revenue as a percentage of net revenue.

Sales and Marketing
Sales and marketing expense decreased $0.6 million, or 7%, in the six months ended June 30, 2017 compared to the same period in 2016. Sales and marketing expense was 25.4% of net revenue in the six months ended June 30, 2017 compared to 25.3% in the same period in 2016. The decrease in absolute dollars in sales and marketing expense consisted of a $0.8 million decline in fixed expenses, partially offset by a $0.2 million increase in variable expenses. Lower fixed costs were primarily driven by reductions in personnel-related costs associated with the closure of our California office as well as expense reductions from outside agencies. The increase in variable costs was primarily driven by an increase in paid search advertising as well as platform fees related to higher Retail Partner Channel revenue.
Technology and Development
Technology and development expense decreased $0.4 million, or 7%, in the six months ended June 30, 2017 compared to the same period in 2016. Technology and development expense was 16.8% of net revenue in the six months ended June 30, 2017 compared to 16.7% in the same period in 2016. Personnel-related and consulting costs decreased by $0.7 million associated with the closure of our California office. Partially offsetting this decline was an increase of $0.3 million in software license and depreciation expense.

General and Administrative
General and administrative expense decreased $0.4 million, or 7%, in the six months ended June 30, 2017 compared to the same period in 2016. General and administrative expense was 14.6% of net revenue in each of the six months ended June 30, 2017 and 2016. Professional service expense decreased $0.4 million primarily from a reduction in legal fees. In addition, rent expense decreased by $0.1 million from the closure of our California office. These decreases were partially offset by a $0.1 million increase in personnel-related costs primarily due to higher stock-based compensation expense.
Impairment Charges
Impairment charges decreased $20.9 million for the six months ended June 30, 2017 as compared to the same period in 2016 as the prior year expense consisted of a non-cash charge related to the impairment of goodwill.
Provision (Benefit) for Income Taxes
We recorded a $0.4 million benefit for income taxes for the six months ended June 30, 2016. Our effective tax rate was a 1.5% benefit for the six months ended June 30, 2016. For the six months ended June 30, 2016, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a valuation allowance against substantially all of our deferred tax assets and the tax impact of the goodwill impairment.

Consolidated Balance Sheet

The following table is a summary of our overall financial position (in thousands):

	June 30, 2017	December 31, 2016	$ Change
Total assets	$47,415	$62,920	$(15,505)
Total liabilities	8,648	18,452	(9,804)
Total stockholders' equity	38,767	44,468	(5,701)

•
Total assets decreased $15.5 million driven primarily by a reduction in current assets due to the utilization of cash and short-term investments for the payment of production, advertising, royalty and commission liabilities related to retail holiday activity during the fourth quarter of 2016 and reductions in accounts receivable and inventory related to the seasonality of our business.

•	Total liabilities decreased $9.8 million driven by the payment of the liabilities as discussed above.

•
Total stockholders' equity decreased by $5.7 million driven by $6.5 million of net loss and $0.1 million from the repurchases of our common stock partially offset by $0.9 million in stock-based compensation expense.

Liquidity and Capital Resources
As of June 30, 2017, we had cash, cash equivalents and short-term investments totaling $30.4 million.

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Change
	2017	2016	$
Cash flows from:
Operating activities	$(10,952)	$(11,116)	$164
Investing activities	$6,069	$(5,445)	$11,514
Financing activities	$(349)	$(772)	$423
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
Cash used in operating activities decreased $0.2 million primarily due to a decrease in our business insurance renewal payments that occurred in June and an increase in collections of cash related to credit card settlements during 2017 as compared to the prior year partially offset by an increase in payments related to the satisfaction of accounts payable and accrued liabilities related to the 2016 peak season as compared to the prior year.
Cash flows from investing activities
Cash provided by investing activities increased $11.5 million driven by an increase in the net sale of short-term investments. During the second quarter of 2017, as certificates of deposits matured, we did not reinvest the proceeds as we are in the process of updating our investment policy.
Cash flows from financing activities
Cash used in financing activities decreased $0.4 million as we repurchased less stock under our stock repurchase program compared to the prior year. During the first quarter of 2017, we terminated the stock repurchase program.
Credit Facility and Indebtedness
Our loan and security agreement that provided for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs expired on June 30, 2017 and was not renewed. At our option, the loan and security agreement incurred interest at either the London Inter Bank Offer Rate +1.75% or the bank’s prime rate +0.75%. Our $1.5 million letter of credit outstanding in connection with our production facility and fulfillment center is secured by our existing operating cash. The credit agreement required us to comply with various financial covenants including the maintenance of a 1.5 to 1 liquidity to debt ratio, all of which we were in compliance with at June 30, 2017 and December 31, 2016. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us.
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. As of June 30, 2017, we had used $5.3 million of excess cash to repurchase 1,266,028 shares of our common stock. In February 2017, our Board of Directors terminated the repurchase program.
We anticipate that our current cash and cash equivalent balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months.

Non-GAAP Financial Measures
Regulation G, conditions for use of non-generally accepted accounting principles, or Non-GAAP, financial measures and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. We closely monitor Adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) from continuing operations less interest and other (income) expense, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, acquisition-related costs, restructuring costs and impairment charges.

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
The following shows Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (As Revised)	2017	2016 (As Revised)
Net Revenue	$17,853	$20,304	$36,142	$38,823
Non-GAAP Adjusted EBITDA	$(1,542)	$(953)	$(3,450)	$(2,564)
% of net revenue	(8.6)%	(4.7)%	(9.5)%	(6.6)%

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,154)	$(22,979)	$(6,527)	$(25,960)
Non-GAAP adjustments:
Interest and other (income) expense	(62)	29	(72)	15
Provision (benefit) for income taxes	—	(402)	1	(404)
Depreciation and amortization	1,214	1,032	2,269	2,140
Stock-based compensation	460	468	879	746
Impairment charges	—	20,899	—	20,899
Adjusted EBITDA	$(1,542)	$(953)	$(3,450)	$(2,564)
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
The following table presents the calculation of cash contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net revenue as previously reported	$17,853	100.0%	$19,841	100.0%	$36,142	100.0%	$37,919	100.0%
Revision	—	—	463	—	—	—	904	—
Net revenue as revised	17,853	100.0	20,304	100.0	36,142	100.0	38,823	100.0
Cost of net revenue	10,864	60.9	11,622	57.2	22,192	61.4	22,265	57.4
Gross profit as previously reported	6,989	39.1	8,219	41.4	13,950	38.6	15,654	41.3
Revision	—	—	463	1.4	—	—	904	1.3
Gross profit as revised	6,989	39.1	8,682	42.8	13,950	38.6	16,558	42.6
Non-GAAP adjustments:
Add: Stock-based compensation	4	—	12	—	8	—	36	0.1
Add: Depreciation and amortization	434	2.4	501	2.4	856	2.4	1,061	2.8
Less: Variable sales and marketing costs as previously reported	(3,500)	(19.6)	(2,506)	(12.6)	(6,584)	(18.2)	(5,086)	(13.4)
Revision	—	—	(610)	(2.7)	—	—	(1,252)	(2.9)
Less: Variable sales and marketing costs as revised	(3,500)	(19.6)	(3,116)	(15.3)	(6,584)	(18.2)	(6,338)	(16.3)
Contribution margin as previously reported	3,927	22.0	5,725	28.9	8,230	22.8	10,604	28.0
Revision	—	—	354	1.0	—	—	713	1.2
Cash contribution margin as revised	$3,927	22.0%	$6,079	29.9%	$8,230	22.8%	$11,317	29.2%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $30.4 million and $43.8 million as of June 30, 2017 and December 31, 2016, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On November 3, 2016, The Ohio State University ("Ohio State") filed a Complaint against the Company for Trademark Infringement, Unfair Competition, Passing Off, Counterfeiting and Violation of Right of Publicity styled The Ohio State University versus CafePress, Inc. (Civil Action No. 2:16-cv-1052) (the "Complaint") in the United States District Court for the Southern District of Ohio. The Complaint alleges that the Company participated in trademark infringement, unfair competition, passing off and counterfeiting under the Lanham Act, 15 U.S.C. § 1114 and § 1125(a), by unlawfully appropriating Ohio State's registered and common law trademarks, and violated the rights of publicity assigned to Ohio State by head football coach Urban F. Meyer ("Meyer") under O.R.C. § 2741, et. seq., in the Company's design, manufacture, promotion, advertising, sale and shipping of allegedly counterfeit and infringing t-shirts and other merchandise online. Ohio State seeks damages of $1,000,000 per counterfeit mark per type of product sold, offered for sale, or distributed, in accordance with 15 U.S.C. § 1117. The Company filed its Answer to the Complaint on April 10, 2017, and pursuant to Federal Rule of Civil Procedure 16(a)(5) and (c)(2), Ohio State and the Company appeared for a settlement conference on May 2, 2017. On May 4, 2017, the parties filed a Joint Motion to Stay Proceeding through August 30, 2017 (the "Joint Motion to Stay"). while the parties continued settlement negotiations. On May 5, 2017, the Joint Motion to Stay was granted. We do not expect this matter to have a material impact on our financial condition, results of operations or cash flows.

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

Date: July 27, 2017	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Phillip L. Milliner, Jr.
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