Form 10-Q
period 2017-09-30
CAFEPRESS INC.
filed 2017-11-02
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares outstanding of the registrant’s common stock as of October 26, 2017 was 16,862,430 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,548	$19,980
Short-term investments	11,408	23,808
Accounts receivable	713	1,288
Inventory, net	2,352	3,119
Deferred costs	522	798
Prepaid expenses and other current assets	2,126	2,310
Total current assets	30,669	51,303
Property and equipment, net	11,074	10,936
Restricted cash	1,513	—
Other assets	703	681
TOTAL ASSETS	$43,959	$62,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,092	$1,803
Accrued royalties payable	1,660	3,623
Accrued liabilities	4,717	11,765
Deferred revenue	749	748
Capital lease obligation, current	—	347
Total current liabilities	8,218	18,286
Other long-term liabilities	161	166
TOTAL LIABILITIES	8,379	18,452
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2017 and December 31, 2016; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 16,861 and 16,643 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	101,252	99,756
Accumulated deficit	(65,674)	(55,290)
TOTAL STOCKHOLDERS’ EQUITY	35,580	44,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,959	$62,920
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (As Revised)	2017	2016 (As Revised)
Net revenue	$15,349	$19,658	$51,491	$58,481
Cost of net revenue	9,278	11,221	31,470	33,486
Gross profit	6,071	8,437	20,021	24,995
Operating expense:
Sales and marketing	4,301	4,607	13,496	14,443
Technology and development	3,007	3,395	9,067	9,895
General and administrative	2,477	2,775	7,770	8,447
Impairment charges	—	—	—	20,899
Restructuring costs	—	1,015	—	1,015
Total operating expense	9,785	11,792	30,333	54,699
Loss from operations	(3,714)	(3,355)	(10,312)	(29,704)
Interest income	58	76	137	150
Interest expense	(1)	(10)	(11)	(36)
Other income (expense), net	17	(114)	20	(177)
Loss before income taxes	(3,640)	(3,403)	(10,166)	(29,767)
Provision (benefit) for income taxes	—	10	1	(394)
Net loss	$(3,640)	$(3,413)	$(10,167)	$(29,373)

Net loss per share of common stock:
Basic	$(0.22)	$(0.20)	$(0.61)	$(1.76)
Diluted	$(0.22)	$(0.20)	$(0.61)	$(1.76)
Shares used in computing net loss per share of common stock:
Basic	16,828	16,683	16,736	16,728
Diluted	16,828	16,683	16,736	16,728
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(10,167)	$(29,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,498	3,179
Loss on disposal of fixed assets	11	2
Stock-based compensation	1,324	1,190
Goodwill impairment	—	20,899
Deferred income taxes	—	(350)
Changes in operating assets and liabilities:
Accounts receivable	645	143
Inventory	767	1,129
Prepaid expenses and other current assets	336	(498)
Other assets	32	(26)
Accounts payable	(711)	(2,790)
Accrued royalties payables	(1,963)	(2,021)
Accrued and other liabilities	(6,995)	(3,300)
Deferred revenue	1	(59)
Net cash used in operating activities	(13,222)	(11,875)
Cash Flows from Investing Activities:
Purchase of short-term investments	(1,984)	(11,904)
Proceeds from maturities of short-term investments	14,384	9,920
Purchase of property and equipment	(1,858)	(2,939)
Capitalization of software and website development costs	(1,850)	(1,800)
Proceeds from disposal of fixed assets	3	29
Net cash provided by (used in) investing activities	8,695	(6,694)
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(347)	(421)
Proceeds from exercise of common stock options	13	5
Repurchases of common stock	(58)	(739)
Net cash used in financing activities	(392)	(1,155)
Net decrease in cash, cash equivalents and restricted cash	(4,919)	(19,724)
Cash, cash equivalents and restricted cash — beginning of period	19,980	36,080
Cash, cash equivalents and restricted cash— end of period	$15,061	$16,356
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32	$35
Income taxes paid during the period	1	44
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$43	$274
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
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
We have weighed both positive and negative evidence and have determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. As of September 30, 2017, we maintain a valuation allowance on substantially all of our deferred tax assets.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. We early adopted this guidance as of September 30, 2017, and the adoption of this accounting standard resulted in a $3.4 million impact to investing cash flows as of September 30, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$13,548	$19,980
Restricted cash	1,513	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,061	$19,980

Previously, we had an outstanding letter of credit of $1.5 million ("Letter of Credit"), secured by our existing operating cash, as required under the terms of our production facility and fulfillment center lease. As of September 30, 2017, as further disclosed in Note 5, amounts included in restricted cash represents funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord to replace the Letter of Credit.

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
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. We adopted ASU 2015-11 on January 1, 2017, and the standard did not have a material impact on our consolidated financial statements and footnote disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt the requirements of the new standard on January 1, 2018 and anticipate using the full retrospective transition approach. Based on the results of our preliminary analysis, we do not expect the adoption to significantly impact the timing and measurement of revenue recognized. Revenue related to our Retail Partner Channel will continue to be recognized on a gross basis as we control the goods before the goods are transferred to the customer. We are in the process of finalizing the quantitative and qualitative disclosures required by the new standard and expect to complete this process during the fourth quarter of 2017.

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
The impact on the individual line items of our consolidated financial statements for the three and nine months ended September 30, 2016 from the adjustment was as follows (in thousands):
Statement of Operations for the three months ended September 30, 2016:

	Previously Reported	Adjustments	Revised
Net revenue	$19,165	$493	$19,658
Gross profit	$7,944	$493	$8,437
Sales and marketing	$4,114	$493	$4,607
Total operating expense	$11,299	$493	$11,792
Loss from operations	$(3,355)	$—	$(3,355)
Net loss	$(3,413)	$—	$(3,413)
Statement of Operations for the nine months ended September 30, 2016:

	Previously Reported	Adjustments	Revised
Net revenue	$57,084	$1,397	$58,481
Gross profit	$23,598	$1,397	$24,995
Sales and marketing	$13,046	$1,397	$14,443
Total operating expense	$53,302	$1,397	$54,699
Loss from operations	$(29,704)	$—	$(29,704)
Net loss	$(29,373)	$—	$(29,373)

3. Investments and Fair Value of Financial Instruments
The components of our cash equivalents and short-term investments, including unrealized gains and losses associated with each are as follows (in thousands):

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$600	$—	$—	$600
Short-term investments:
Certificates of deposit, 90 days or greater	11,408	—	—	11,408
Total cash equivalents and short-term investments	$12,008	$—	$—	$12,008

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash equivalents:
Money market funds	$11,126	$—	$—	$11,126
Short-term investments:
Certificates of deposit, 90 days or greater	23,808	—	—	23,808
Total cash equivalents and short-term investments	$34,934	$—	$—	$34,934
The following table represents our fair value hierarchy for our financial assets and liabilities (in thousands):

	September 30, 2017
	Fair Value	Level I
Cash equivalents:
Money market funds	$600	$600
Total financial assets	$600	$600

	December 31, 2016
	Fair Value	Level I
Cash equivalents:
Money market funds	$11,126	$11,126
Total financial assets	$11,126	$11,126
We hold money market funds that invest primarily in high-quality, short-term money market instruments, including certificates of deposit, banker’s acceptances, commercial paper and other money market securities. Investments in these funds are not insured or guaranteed by the Federal Deposit Insurance Corporation (FDIC) or any other government agency.
As of September 30, 2017, we held certificates of deposits, classified as cash equivalents or short-term investments, based on the original term. A certificate of deposit is a time deposit with a fixed term that is commonly offered by banks, thrifts and credit unions. As of September 30, 2017, the certificates of deposit held by us had a term of 365 days or less. All certificates of deposit held by the Company were within the insured limits of the FDIC.

4. Balance Sheet Items
Inventory, net, is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$2,676	$3,422
Finished goods	—	—
Less: reserve for obsolescence	(324)	(303)
Inventory, net	$2,352	$3,119
Property and equipment, net, is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Land and building	$3,675	$3,675
Computer equipment and office furniture	7,888	7,678
Computer software	1,890	1,795
Internal use software and website development	13,661	11,207
Internal use software and website development in progress	233	849
Production equipment	14,574	13,685
Leasehold improvements	3,056	3,003
Total property and equipment	44,977	41,892
Less: accumulated depreciation and amortization	(33,903)	(30,956)
Property and equipment, net	$11,074	$10,936
Depreciation and amortization expense was $1.2 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $3.5 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively.
Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and employee related accruals	$1,443	$1,337
Production costs	1,297	5,323
Accrued sales and business taxes	603	1,072
Accrued advertising	400	1,616
Other accrued liabilities	294	332
Professional services	268	564
Unclaimed royalty payments	195	433
Royalties-minimum guarantee	155	299
Allowance for sales returns and chargebacks	42	219
Restructuring	20	570
Accrued liabilities	$4,717	$11,765

The change in the restructuring liability is summarized as follows (in thousands):

Nine Months Ended September 30, 2017
Accrued restructuring balance, beginning of period	$570
Lease related	(53)
Cash payments	(497)
Accrued restructuring balance, end of period	$20
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$65	$50	$219	$232
Add: provision	464	564	1,468	1,556
Less: deductions and other adjustments	(487)	(546)	(1,645)	(1,720)
Balance, end of period	$42	$68	$42	$68

5. Escrow Agreement
On September 15, 2017, the Letter of Credit provided to the landlord under our production facility and fulfillment center lease was replaced by a fully-negotiated escrow agreement. Pursuant to the terms of the escrow agreement, we deposited $1.5 million in a non-interest bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term.

6. Stock-Based Compensation

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	2,147	$4.79	6.35	$8
Granted	604	2.90
Exercised	(6)	2.12
Forfeited	(399)	6.71
Outstanding — September 30, 2017	2,346	$3.98	7.08	$—
Vested and expected to vest — September 30, 2017	2,346	$3.98	7.08	$—
Options exercisable — September 30, 2017	789	$4.99	4.97	$—
Included in the stock options outstanding as of September 30, 2017 are 449,816 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA and (iii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of September 30, 2017, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the performance shares has been recorded. At September 30, 2017, we had $0.9 million of unrecognized compensation expense related to the performance awards.
Restricted stock unit activity
We may grant restricted stock units, ("RSUs") to our employees, consultants or outside directors under the provisions of our Amended and Restated 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2016	440	$3.69
Granted	693	3.00
Vested	(231)	3.38
Forfeited and canceled	(89)	3.18
Awarded and unvested at September 30, 2017	813	$3.25
Included in the restricted stock units granted as of September 30, 2017 are 184,026 performance-based restricted stock units ("PSUs") that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2019. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of September 30, 2017, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the PSUs has been recorded. At September 30, 2017, we had $0.6 million of unrecognized compensation expense related to the PSUs.
Stock-based compensation expense

We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and nine months ended September 30, 2017 and 2016, we calculated volatility using our historical volatility as we had sufficient public trading history.  The expected term of options granted gave consideration to historical exercises, assumed forfeitures when they occur and the options’ contractual term.  For all periods presented, the risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life, and a dividend yield of zero is applied since we have not historically paid dividends and have no intention to pay dividends in the near future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	5.5	5.6	4.4	6.0
Risk-free interest rate	2.0%	1.2%	1.9%	1.5%
Expected volatility	54%	57%	54%	57%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The weighted average fair value of options granted was $1.05 and $1.30 for the three and nine months ended September 30, 2017 respectively and $1.61 and $1.90 for the three and nine months ended September 30, 2016 respectively.
Cost of net revenue and operating expense include stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of net revenue	$4	$9	$12	$45
Sales and marketing	18	72	66	209
Technology and development	7	23	26	81
General and administrative	416	340	1,220	855
Total stock-based compensation expense	$445	$444	$1,324	$1,190

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
Share repurchase activity based on settlement date was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total number of shares repurchased	—	77	19	223
Aggregate cost of shares repurchased	$—	$241	$58	$739
Average cost per share	$—	$3.12	$3.10	$3.31

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(3,640)	$(3,413)	$(10,167)	$(29,373)
Denominator used in computing net loss per share of common stock:
Basic	16,828	16,683	16,736	16,728
Diluted	16,828	16,683	16,736	16,728
Net loss per share of common stock:
Basic	$(0.22)	$(0.20)	$(0.61)	$(1.76)
Diluted	$(0.22)	$(0.20)	$(0.61)	$(1.76)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods in which we incurred a net loss because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options to purchase common stock and restricted stock units	28	30	61	40

9. Geographic Information
During 2016, we revised our Consolidated Statement of Operations to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. The net impact of the revision on our net revenue is presented below.

Our revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States as previously reported	$13,803	$16,943	$46,790	$50,861
Revision	—	436	—	1,244
United States as revised	13,803	17,379	46,790	52,105
International as previously reported	1,546	2,222	4,701	6,223
Revision	—	57	—	153
International as revised	1,546	2,279	4,701	6,376
Total	$15,349	$19,658	$51,491	$58,481
All of the Company’s long-lived assets are located in the United States.

10. Related Party Transaction
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company, and $0.5 million is in the form of a non-interest bearing note receivable which is outstanding at September 30, 2017, and it is due on or before December 31, 2018.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our technology and manufacturing process, and the benefits thereof, the impact of our diverse network of contract manufacturers, our ongoing evaluation of our estimates, seasonal fluctuations in our business and the impact thereof on our revenue, the impact of our adoption of new accounting standards, statements about our expectations achieving the performance criteria of our performance equity awards, anticipated trends and challenges in our business and the markets in which we operate, customer acquisition costs as a predictor of future growth and a key investment lever and our plans to invest in sales and marketing expense, the continued expansion of our catalogs, expectations with respect to the fluctuation of cash provided by operating activities, our anticipated cash needs and our estimates regarding capital requirements, our needs for additional financing and the potential dilutive effect thereof, benefit of non-GAAP financial measures, the impact of a change in market interest rates, our exposure to foreign currency exchange rate fluctuations, the impact of inflation and changes thereto, the impact of any legal proceedings to which we are or may become a party and the impact and timing of costs related thereto.
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
Technology and Development
Technology and development expense consists of costs incurred for engineering, network operations and information technology, including personnel expense, as well as the costs incurred to operate our websites. Technology and development costs are expensed as incurred, except for certain costs related to the development of internal use software and website development, which are capitalized and amortized over their estimated useful lives of two years.
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

Results of Operations
During 2016, we revised our Consolidated Statement of Operations to reflect the accounting for platform fees paid to third-party websites selling our products. Previously, these fees were presented as a reduction to net revenue when the fees should have been presented as sales and marketing expense. For the three and nine months ended September 30, 2016, the net impact of the revision was an increase in net revenue and a corresponding increase to sales and marketing expense of $0.5 million and $1.4 million, respectively. The revision, which we determined is not a material error, had no impact on loss from operations, results of operations, stockholders' equity or cash flows.

The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (As Revised)	2017	2016 (As Revised)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	60.4	57.1	61.1	57.3
Gross profit	39.6	42.9	38.9	42.7
Operating expense:
Sales and marketing	28.1	23.4	26.2	24.8
Technology and development	19.6	17.3	17.6	16.9
General and administrative	16.1	14.1	15.1	14.4
Impairment charges	—	—	—	35.7
Restructuring costs	—	5.2	—	1.7
Total operating expense	63.8	60.0	58.9	93.5
Loss from operations	(24.2)	(17.1)	(20.0)	(50.8)
Interest income	0.4	0.4	0.3	0.3
Interest expense	—	—	—	(0.1)
Other income (expense), net	0.1	(0.6)	—	(0.3)
Loss before income taxes	(23.7)	(17.3)	(19.7)	(50.9)
Provision (benefit) for income taxes	—	0.1	—	(0.7)
Net loss	(23.7)%	(17.4)%	(19.7)%	(50.2)%
Effective tax rate	—%	(0.3)%	—%	1.3%

Comparison of the Three Months Ended September 30, 2017 and 2016
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Three Months Ended September 30,
	2017	2016 (As Revised)	Variance	% Variance
CafePress.com orders	295	425	(130)	(31)%
Retail Partner Channel orders	217	197	20	10%
Total orders	512	622	$(110)	(18)%

CafePress.com average order size	$37.13	$38.06	$(0.93)	(2)%
Retail Partner Channel average order size	$20.29	$17.72	$2.57	15%
Total average order size	$29.99	$31.61	$(1.62)	(5)%

CafePress.com revenue	$10,944	$16,162	$(5,218)	(32)%
Retail Partner Channel revenue	4,405	3,496	909	26%
Total revenue	$15,349	$19,658	$(4,309)	(22)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,
	2017	2016 (As Revised)	$ Change	% Change
Net revenue	$15,349	$19,658	$(4,309)	(22)%
Cost of net revenue	9,278	11,221	(1,943)	(17)
Gross profit	6,071	8,437	(2,366)	(28)
Operating expense:
Sales and marketing	4,301	4,607	(306)	(7)
Technology and development	3,007	3,395	(388)	(11)
General and administrative	2,477	2,775	(298)	(11)
Restructuring costs	—	1,015	(1,015)	(100)
Total operating expense	9,785	11,792	(2,007)	(17)
Loss from operations	(3,714)	(3,355)	(359)	(11)
Interest income	58	76	(18)	(24)
Interest expense	(1)	(10)	9	90
Other income (expense), net	17	(114)	131	F
Loss before income taxes	(3,640)	(3,403)	(237)	(7)
Provision (benefit) for income taxes	—	10	(10)	U
Net loss	$(3,640)	$(3,413)	$(227)	(7)%
U:> 100% unfavorable        F:> 100% favorable
Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the three months ended September 30, 2017, the decrease in orders of 18% as compared to the prior year period was primarily the result of lower visitation to CafePress.com across all traffic sources that we believe is related to changes in search engine algorithms that occurred earlier in the year as well as a continued competitive online retail environment. The decrease in our CafePress.com orders was partially offset by a 10% increase in Retail Partner Channel orders.

Average Order Size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the three months ended September 30, 2017, the decrease in CafePress.com average order size of 2% as compared to the prior year period was primarily due to changes in our product mix. The 15% increase in Retail Partner Channel average order size was primarily due to a free shipping promotion that occurred during the three months ended September 30, 2016.
Net Revenue
Net revenue decreased $4.3 million, or 22%, for the three months ended September 30, 2017 compared to the same period in 2016. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $5.2 million, or 32%, was primarily driven by declines in visits from all traffic sources, lower conversion rates and lower sales of political merchandise. We believe the reduction in traffic was driven by changes in search engine algorithms. Within our Retail Partner Channel, revenue increased $0.9 million, or 26%, primarily as a result of higher order volumes from our feed partnerships driven by the continued merchandising expansion of our catalogs.
Cost of Net Revenue
Cost of net revenue decreased $1.9 million, or 17%, for the three months ended September 30, 2017 compared to the same period in 2016. Cost of net revenue was 60.4%, as a percentage of net revenue, for the three months ended September 30, 2017, compared to 57.1% in the same period in 2016. The cost of materials increased as a percentage of net revenue by approximately 1.2 percentage points primarily as a result of changes in our product mix away from lower cost categories. In addition, the cost of order shipping increased as a percentage of net revenue by approximately 1.1 percentage points, which was primarily attributed to an increase in the number of shipments through our Retail Partner Channel where the average number of units per order is much lower than that experienced on CafePress.com. Finally, labor costs as a percentage of net revenue also increased by 1.1 percentage points as the decline in volume resulted in lower labor efficiency in our plant operations. On a per unit basis, total cost of net revenue was $10.38, which is approximately 9% higher than the prior year. The 5% decline in average order size also negatively impacted our cost of net revenue as a percentage of net revenue.
Sales and Marketing
Sales and marketing expense decreased $0.3 million or 7% for the three months ended September 30, 2017 compared to the same period in 2016. Sales and marketing expense was 28.1% of net revenue for the three months ended September 30, 2017 compared to 23.4% for the same period in 2016. Sales and marketing expense consisted of $0.5 million of lower fixed costs and $0.2 million of higher variable costs. Lower fixed costs were primarily driven by reductions in personnel-related costs associated with the closure of our California office. CafePress.com variable costs remained unchanged as higher paid search advertising costs were offset by a decrease in credit card fees and customer service expenses from a decline in revenue. Retail Partner Channel variable platform fees increased $0.2 million related to an increase in revenue.
Technology and Development
Technology and development expense decreased $0.4 million or 11% for the three months ended September 30, 2017 as compared to the same period in 2016. Technology and development expense was 19.6% of net revenue in the three months ended September 30, 2017 compared to 17.3% in the same period in 2016. Personnel-related, consulting, recruiting and other technology infrastructure costs declined by $0.6 million primarily from the closure of our California office. Partially offsetting this decline was an increase of $0.2 million in depreciation expense.
General and Administrative
General and administrative expense decreased $0.3 million, or 11%, for the three months ended September 30, 2017 compared to the same period in 2016. General and administrative expense was 16.1% of net revenue in the three months ended September 30, 2017 compared to 14.1% for the same period of 2016. Personnel-related costs decreased $0.2 million, partially driven by the closure of our California office as well as a reduction in bonus expense related to our financial performance. In addition, professional service expense decreased $0.2 million primarily due to a reduction in legal fees. These decreases were partially offset by a $0.1 million increase in stock-based compensation expense.

Restructuring Costs
Restructuring costs decreased $1.0 million for the three months ended September 30, 2017 as compared to the same period in 2016 as the prior year expense consisted of severance charges of $0.8 million and a charge of $0.2 million for the abandonment of our office space in Hayward, California, which represented the net present value of the remaining minimum lease payments less expected sub-lease proceeds.

Comparison of the Nine Months Ended September 30, 2017 and 2016
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Nine Months Ended September 30,
	2017	2016 (As Revised)	Variance	% Variance
CafePress.com orders	1,018	1,234	$(216)	(18)%
Retail Partner Channel orders	640	511	129	25%
Total orders	1,658	1,745	$(87)	(5)%

CafePress.com average order size	$37.66	$39.25	$(1.59)	(4)%
Retail Partner Channel average order size	$20.55	$19.65	$0.90	5%
Total average order size	$31.06	$33.53	$(2.47)	(7)%

CafePress.com revenue	$38,342	$48,439	$(10,097)	(21)%
Retail Partner Channel revenue	13,149	10,042	$3,107	31%
Total revenue	$51,491	$58,481	$(6,990)	(12)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Nine Months Ended September 30,
	2017	2016 (As Revised)	$ Change	% Change
Net revenue	$51,491	$58,481	$(6,990)	(12)%
Cost of net revenue	31,470	33,486	(2,016)	(6)
Gross profit	20,021	24,995	(4,974)	(20)
Operating expense:
Sales and marketing	13,496	14,443	(947)	(7)
Technology and development	9,067	9,895	(828)	(8)
General and administrative	7,770	8,447	(677)	(8)
Impairment charges	—	20,899	(20,899)	(100)
Restructuring costs	—	1,015	(1,015)	(100)
Total operating expense	30,333	54,699	(24,366)	(45)
Loss from operations	(10,312)	(29,704)	19,392	65
Interest income	137	150	(13)	(9)
Interest expense	(11)	(36)	25	69
Other income (expense), net	20	(177)	197	F
Loss before income taxes	(10,166)	(29,767)	19,601	66
Provision (benefit) for income taxes	1	(394)	395	U
Net loss	$(10,167)	$(29,373)	$19,206	65%

U:> 100% unfavorable        F:> 100% favorable
Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the nine months ended September 30, 2017, the decrease in orders of 5% as compared to the prior year period was primarily the result of lower visitations to CafePress.com across all traffic sources that we believe is related to changes in search engine algorithms that occurred earlier in the year as well as a continued competitive online retail environment. Declines in orders at CafePress.com were partially offset by the growth in business volumes within our Retail Partner Channel related to the continued expansion of our catalogs.

Average Order Size
Average order size is calculated as billings for a given period based on shipment date divided by the total number of associated orders in the same period. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the nine months ended September 30, 2017, the decrease in CafePress.com average order size of 4% as compared to the prior year period was primarily related to a change in our product mix. The increase in Retail Partner Channel average order size is due to a focus on pricing that maintains a desired margin level as well as the fact that a free shipping promotion was conducted during the third quarter of 2016 that resulted in lower prices.
Net Revenue
Net revenue decreased $7.0 million, or 12% in the nine months ended September 30, 2017 compared to the same period in 2016. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $10.1 million, or 21%, was primarily driven by declines in visits and conversion from most traffic sources. We believe the reduction in traffic was driven by changes in search engine algorithms. Furthermore, there was one less sale day during the nine months ended September 30, 2017, and we experienced declines in sales of political merchandise as 2016 benefited from the Presidential election cycle. Within our Retail Partner Channel, revenue increased $3.1 million, or 31%, primarily as a result of higher order volumes from our feeds partnership driven by the continued merchandising expansion of our catalogs.
Cost of Net Revenue
Cost of net revenue decreased $2.0 million, or 6%, in the nine months ended September 30, 2017 compared to the same period in 2016. As a percentage of net revenue, cost of net revenue was 61.1% in the nine months ended September 30, 2017 and 57.3% in the same period in 2016. The cost of order shipping increased as a percentage of net revenue by approximately 2.0 percentage points, which was primarily attributed to an increase in the number of shipments through our Retail Partner Channel where the average number of units per order is much lower than that experienced on CafePress.com. In addition, the cost of materials increased as a percentage of net revenue by approximately 1.6 percentage points primarily as a result of changes in our product mix away from lower cost categories. Labor costs as a percentage of net revenue also increased by 0.5 percentage points as the decline in volume resulted in lower labor efficiency in our plant operations. Finally, content commission costs also increased as a percentage of net revenue by approximately 0.3 percentage points. During the prior year, we established a commission forfeiture policy for inactive shopkeepers that resulted in a one-time reduction in commission expense of $0.4 million. Plant overhead costs, including depreciation and amortization, declined as a percentage of net revenue by approximately 0.6 percentage points primarily driven by a reduction in our plant footprint. On a per unit basis, excluding the impact of the one-time reduction in commission expense in 2016, total cost of net revenue was $10.61, which is approximately 4% higher than the prior year. The 5% decline in average order size also negatively impacted our cost of net revenue as a percentage of net revenue.

Sales and Marketing
Sales and marketing expense decreased $0.9 million, or 7%, in the nine months ended September 30, 2017 compared to the same period in 2016. Sales and marketing expense was 26.2% of net revenue in the nine months ended September 30, 2017 compared to 24.8% in the same period in 2016. The decrease in absolute dollars in sales and marketing expense consisted of a $1.3 million decline in fixed expenses, partially offset by a $0.4 million increase in variable expenses. Lower fixed costs were primarily driven by reductions in personnel-related costs associated with the closure of our California office as well as expense reductions from outside agencies. CafePress.com variable costs decreased $0.2 million as a decrease in credit card fees and customer service expenses from a decline in revenue were partially offset by higher paid search advertising costs. Retail Partner Channel variable platform fees increased $0.6 million related to an increase in revenue.
Technology and Development
Technology and development expense decreased $0.8 million, or 8%, in the nine months ended September 30, 2017 compared to the same period in 2016. Technology and development expense was 17.6% of net revenue in the nine months ended September 30, 2017 compared to 16.9% in the same period in 2016. Personnel-related, consulting, recruiting and other technology infrastructure costs declined by $1.3 million primarily from the closure of our California office. Partially offsetting this decline was an increase of $0.5 million in depreciation expense.

General and Administrative
General and administrative expense decreased $0.7 million, or 8%, in the nine months ended September 30, 2017 compared to the same period in 2016. General and administrative expense was 15.1% of net revenue in the nine months ended September 30, 2017 compared to 14.4% in the same period of 2016. Personnel-related costs decreased $0.4 million, partially driven by the closure of our California office. In addition, professional service expense decreased $0.5 million primarily due to a reduction in legal fees. Finally, rent expense decreased by $0.2 million from the closure of our California office. These decreases were partially offset by a $0.4 million increase in stock-based compensation expense.
Impairment Charges
Impairment charges decreased $20.9 million for the nine months ended September 30, 2017 as compared to the same period in 2016 as the prior year expense consisted of a non-cash charge related to the impairment of goodwill.

Restructuring Costs
Restructuring costs decreased $1.0 million for the nine months ended September 30, 2017 as compared to the same period in 2016 as the prior year expense consisted of severance charges of $0.8 million and a charge of $0.2 million for the abandonment of our office space in Hayward, California, which represented the net present value of the remaining minimum lease payments less expected sub-lease proceeds.
Provision (Benefit) for Income Taxes
We recorded a $0.4 million benefit for income taxes for the nine months ended September 30, 2016. Our effective tax rate was a 1.3% benefit for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, the effective tax rate was different than our statutory rate primarily due to the net loss from continuing operations while maintaining a valuation allowance against substantially all of our deferred tax assets and the tax impact of the goodwill impairment.

Consolidated Balance Sheet

The following table is a summary of our overall financial position (in thousands):

	September 30, 2017	December 31, 2016	$ Change
Total assets	$43,959	$62,920	$(18,961)
Total liabilities	8,379	18,452	(10,073)
Total stockholders' equity	35,580	44,468	(8,888)

•
Total assets decreased $19.0 million driven primarily by a reduction in current assets due to the utilization of cash and short-term investments for the payment of production, advertising, royalty and commission liabilities related to retail holiday activity during the fourth quarter of 2016 and reductions in accounts receivable and inventory related to the seasonality of our business. In addition, cash balances have been adversely affected by declines in our business levels.

•	Total liabilities decreased $10.1 million driven by the payment of the liabilities as discussed above related to retail holiday activity during the fourth quarter of 2016.

•
Total stockholders' equity decreased by $8.9 million primarily driven by $10.2 million of net loss and $0.1 million from the repurchases of our common stock partially offset by $1.3 million in stock-based compensation expense.

Liquidity and Capital Resources
As of September 30, 2017, we had cash, cash equivalents and short-term investments totaling $26.5 million.

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Change
	2017	2016	$
Cash flows from:
Operating activities	$(13,222)	$(11,875)	$(1,347)
Investing activities	$8,695	$(6,694)	$15,389
Financing activities	$(392)	$(1,155)	$763
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
Cash used in operating activities increased $1.3 million primarily due to an increase in payments related to the satisfaction of accounts payable and accrued liabilities related to retail holiday activity during the fourth quarter of 2016 as compared to the prior year partially offset by a decrease in our business insurance renewal payments that occurred in June and an increase in collections of cash related to credit card settlements during 2017 as compared to the prior year.
Cash flows from investing activities
Cash provided by investing activities increased $15.4 million driven by an increase in the net sale of short-term investments. During 2017, as certificates of deposits matured, we did not reinvest the proceeds as we are in the process of updating our investment policy.
Cash flows from financing activities
Cash used in financing activities decreased $0.8 million as we repurchased less stock under our stock repurchase program compared to the prior year. During the first quarter of 2017, we terminated the stock repurchase program.
Credit Facility and Indebtedness
On September 15, 2017, the Letter of Credit provided to the landlord under our production facility and fulfillment center lease was replaced by a fully-negotiated escrow agreement. Pursuant to the terms of the escrow agreement, we deposited $1.5 million in a non-interest bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term.
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
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. As of September 30, 2017, we had used $5.3 million of excess cash to repurchase 1,266,028 shares of our common stock. In February 2017, our Board of Directors terminated the repurchase program.
We anticipate that our current cash and cash equivalent balances and cash generated from operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months.

Non-GAAP Financial Measures
Regulation G, conditions for use of non-generally accepted accounting principles, or Non-GAAP, financial measures and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. In addition, to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including Adjusted EBITDA and Cash Contribution Margin, as further explained below. Analysis of results on a non-GAAP basis should be used as a compliment to, and in conjunction with, data presented in accordance with GAAP. Additionally, because our non-GAAP measures are not calculated in accordance with GAAP, the measures may not necessarily be comparable to similarly titled measures employed by other companies.
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
The following shows Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (As Revised)	2017	2016 (As Revised)
Net Revenue	$15,349	$19,658	$51,491	$58,481
Non-GAAP Adjusted EBITDA	$(2,040)	$(857)	$(5,490)	$(3,421)
% of net revenue	(13.3)%	(4.4)%	(10.7)%	(5.8)%

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,640)	$(3,413)	$(10,167)	$(29,373)
Non-GAAP adjustments:
Interest and other (income) expense	(74)	48	(146)	63
Provision (benefit) for income taxes	—	10	1	(394)
Depreciation and amortization	1,229	1,039	3,498	3,179
Stock-based compensation	445	444	1,324	1,190
Impairment charges	—	—	—	20,899
Restructuring costs	—	1,015	—	1,015
Adjusted EBITDA	$(2,040)	$(857)	$(5,490)	$(3,421)
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
The following table presents the calculation of cash contribution margin from continuing operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net revenue as previously reported	$15,349	100.0%	$19,165	100.0%	$51,491	100.0%	$57,084	100.0%
Revision	—	—	493	—	—	—	1,397	—
Net revenue as revised	15,349	100.0	19,658	100.0	51,491	100.0	58,481	100.0
Cost of net revenue	9,278	60.4	11,221	57.1	31,470	61.1	33,486	57.3
Gross profit as previously reported	6,071	39.6	7,944	41.5	20,021	38.9	23,598	41.3
Revision	—	—	493	1.4	—	—	1,397	1.4
Gross profit as revised	6,071	39.6	8,437	42.9	20,021	38.9	24,995	42.7
Non-GAAP adjustments:
Add: Stock-based compensation	4	—	9	—	12	—	45	0.1
Add: Depreciation and amortization	395	2.6	459	2.4	1,251	2.5	1,520	2.6
Less: Variable sales and marketing costs as previously reported	(3,179)	(20.7)	(2,612)	(13.6)	(9,763)	(19.0)	(7,698)	(13.5)
Revision	—	—	(412)	(1.8)	—	—	(1,664)	(2.5)
Less: Variable sales and marketing costs as revised	(3,179)	(20.7)	(3,024)	(15.4)	(9,763)	(19.0)	(9,362)	(16.0)
Contribution margin as previously reported	3,291	21.4	5,341	27.9	11,521	22.4	15,945	27.9
Revision	—	—	540	2.1	—	—	1,253	1.5
Cash contribution margin as revised	$3,291	21.4%	$5,881	29.9%	$11,521	22.4%	$17,198	29.4%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $26.5 million and $43.8 million as of September 30, 2017 and December 31, 2016, respectively. These amounts were held primarily in cash deposits, money market funds and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On November 3, 2016, The Ohio State University ("Ohio State") filed a Complaint against the Company for Trademark Infringement, Unfair Competition, Passing Off, Counterfeiting and Violation of Right of Publicity styled The Ohio State University versus CafePress, Inc. (Civil Action No. 2:16-cv-1052) (the "Complaint") in the United States District Court for the Southern District of Ohio. The Complaint alleged that the Company participated in trademark infringement, unfair competition, passing off and counterfeiting under the Lanham Act, 15 U.S.C. § 1114 and § 1125(a), by unlawfully appropriating Ohio State's registered and common law trademarks, and violated the rights of publicity assigned to Ohio State by head football coach Urban F. Meyer ("Meyer") under O.R.C. § 2741, et. seq., in the Company's design, manufacture, promotion, advertising, sale and shipping of allegedly counterfeit and infringing t-shirts and other merchandise online. Ohio State seeked damages of $1,000,000 per counterfeit mark per type of product sold, offered for sale, or distributed, in accordance with 15 U.S.C. § 1117. The Company filed its Answer to the Complaint on April 10, 2017, and pursuant to Federal Rule of Civil Procedure 16(a)(5) and (c)(2), Ohio State and the Company appeared for a settlement conference on May 2, 2017. On May 4, 2017, the parties filed a Joint Motion to Stay Proceeding through August 30, 2017 (the "Joint Motion to Stay"). while the parties continued settlement negotiations. On May 5, 2017, the Joint Motion to Stay was granted. On September 28, 2017, we reached a formal settlement with Ohio State on the above-captioned Complaint. No further activity is expected on the complaint.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)+	Form of Retention Award Agreement

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

+    Management contract, compensatory plan or arrangement

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

(3)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on August 16, 2017, and incorporated by reference herein.

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

Date: November 2, 2017	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Phillip L. Milliner, Jr.
Phillip L. Milliner, Jr.

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)+	Form of Retention Award Agreement

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

+    Management contract, compensatory plan or arrangement

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

(3)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on August 16, 2017, and incorporated by reference herein.

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