Form 10-K
period 2017-12-31
CAFEPRESS INC.
filed 2018-02-28
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21,681,221 based upon the closing price of $2.48 of such common stock on the NASDAQ Global Select Market on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2017 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 21, 2018, there were 16,947,264 shares of the common stock of the registrant outstanding.
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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Except for the historical financial information contained herein, this annual report on Form 10-K (the “Report”) contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our strategy, including rebuilding the user experience, and the impact thereof, Retail Partner Channel expansion, third party printing and fulfillment and maintaining financial discipline, plans with respect to expanding storage capacity; our financial performance, including revenue, cost of revenue, operating expense, tax rates and the impact of the Tax Cuts and Jobs Act ("TCJA"); our plans for future services and enhancements of existing services; including our website rebuild to result in higher traffic and better search engine optimization; our facilities; the anticipated impact and benefits of streamlining our operations; seasonal fluctuations in our business and statements about our expectations as to the variability of our growth rates from period to period; anticipated trends and challenges in our business and the markets in which we operate; customer acquisition costs as a predictor of future growth; our expectations with respect to competition and our plans to address it and the pressures related thereto; our anticipated cash needs and our estimates regarding capital requirements; our investment plans, including our needs for additional financing and the potential dilutive effect thereof; our liability from user-generated content; our ability to recognize and remedy issues with internal controls; the impact of production issues and delayed orders; our responses to changing customer preferences, new technologies, requirements and industry standards; our anticipated growth strategies; our expectations with respect to raw materials, suppliers or inventory; our regulatory environment including the impact of the General Data Protection Regulation and the TCJA; benefit of non-GAAP financial measures; the impact of any legal proceedings to which we may become a party and the impact and timing of costs related thereto; our content acquisition strategy; plans with respect to dividends; marketing and selling products and services beyond our existing target markets and our ability to develop new products, services and sources of revenues; our ability to protect intellectual property and other trade secrets; risks associated with our efforts to streamline our business and operations; risks related to the volatility of our stock and the impact of a large sale of stock by our stockholders.
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

PART I

ITEM 1. Business
Overview
CafePress Inc. (the "Company," "we," "us," "our") is a provider of gifts and expressories. We take pride in helping to facilitate human connections by inspiring people to express themselves with the best assortment of engaging merchandise. We were founded in 1999 as a California corporation, we reincorporated in Delaware in 2005 and we completed our initial public offering in April 2012. Our common stock is listed on the Nasdaq Global Select Market under the symbol "PRSS".
We are a leading provider of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and operate CafePress branded websites for markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products in the United States and various locations in Europe through our online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
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

Most of our net revenue is generated from sales of customized products through our e-commerce websites (collectively referred to as "CafePress.com"), associated Retail Partner Channel ("Retail Partner Channel") or through storefronts hosted by CafePress ("Shop"). In addition, we currently generate limited revenue from third-party printing and fulfillment services. Customized products include user-designed products as well as products designed by our content owners.

E-Commerce Platform Products and Services
We receive content from a wide variety of sources, including user-generated content, licensed content from various properties and content from stock photo sources. These products are digitally rendered for consumers onto a variety of base goods, and the combination of the content and base good creates the range of products offered on CafePress.com.

On CafePress.com, these products and the associated metadata are marketed to draw both search engine and direct traffic. Prices are established by us, and we control the marketing.

User-generated content can also be created on CafePress.com for self-purchase or to be sold. If user-generated content is to be sold to others, the content generator is called a Shopkeeper and may be paid a commission in one of two ways. The predominant way in which a commission is earned consists of Shopkeepers benefiting from a percentage of sales of their content sold on CafePress.com or through our Retail Partner Channel as determined by published terms and conditions. Commission rates typically range from 5% to 11% of sales. The Shopkeeper can also elect to create a Shop and can use a suite of tools to provide a unique e-commerce experience, establish their own markup above our standard product pricing and drive their own marketing. As Shopkeepers drive their own traffic and establish their own markup for their Shop, the commission is typically higher than that earned on CafePress.com.

Our Retail Partner Channel typically refers to the fact that we are generating revenue from sources other than CafePress.com or our related websites.  Retail Partner refers to the distribution of our more popular content and products to other e-commerce retail websites such as Amazon and Walmart. During 2017, we increased our product catalog with Walmart and we expanded our Amazon partner channel into additional locations in Europe.

Whether sold on CafePress.com, through a Shop or through our Retail Partner Channel, the resulting order is electronically communicated to our fulfillment center in Louisville, Kentucky, and then routed to the appropriate location to be manufactured on-demand. Most of our goods are manufactured in Louisville, Kentucky, however we do have fulfillment arrangements with other third-parties with different product expertise, or geographical advantages such as operations in Europe, Australia and Canada. Products are then produced and shipped from the appropriate fulfillment location.

We generate the majority of revenue from CafePress.com. By controlling the production process in our manufacturing facility, we can produce high-quality products, innovate quickly, maintain a favorable cost structure and ensure timely shipments to customers during our peak periods of demand. We generate approximately 90% of our revenue from sales originating in the United States and our sales are seasonally driven as we generate approximately 40% of our total revenue during our fiscal fourth quarter.

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

Key elements of our strategy, both in 2017 and going forward, to achieve this goal include:

•
Rebuild the User Experience. A key aspect of our ability to improve our retention and customer counts is to provide a site that removes as much friction from the purchasing funnel as possible. Updates to the website began to be released in 2017, starting with a new homepage. We focused on refreshing stale content, updated XML sitemaps and streamlined our link architecture which will enhance crawlability for search engines. During 2018, we plan to complete our website rebuild with an upgrade to a fully encrypted HTTPS site and new search, product details, cart page and checkout pages. We believe the new website will result in higher traffic, conversion and revenue from search engine optimization channels.

•
Retail Partner Channel Expansion. We intend to support growth in our Retail Partner Channel by further expanding into new marketplaces and geographies, focusing on product discoverability and an enhanced customer experience that includes detailed product descriptions, photographs, reviews and refined pricing and promotions. During 2017, we expanded into Germany, Italy, France and Spain domains through Amazon and launched our initial product catalog with Walmart.com. During 2018, we will expand further with Amazon into their Australian domain.

•
Third-Party Printing and Fulfillment. In 2017, we implemented a $1.5 million garment printing platform upgrade to improve throughput, drive efficiency and increase capacity. We believe we can leverage our manufacturing platform and excess capacity to enter into new fulfillment agreements with other third-party consumer-facing, on-demand, custom product providers. We are focused on acquiring new fulfillment customers to generate additional revenue for CafePress.

•
Maintain Financial Discipline. We manage our business activities with a focus on profitability growth. In February of 2018, we announced a $4 million cost reduction plan and we will align our cost structure to maintain discipline in our operations and conserve our cash balances.

Technology and Production Systems
We use a combination of proprietary and third-party technology, including the following:

•
Website System. We have designed our website systems to be secure and highly available using cloud-based hosting and a virtualized server architecture. We can easily scale to increasing numbers of customers cost-effectively by adding capacity through this approach. We have a strong commitment to our privacy policy, and we utilize technologies such as firewalls and encryption technology for secure transmission of personal information between customers' computers and our website and intrusion detection systems.

•
Image Archive. We store our customers' images in our image archive. Once a customer uploads a photo to our website, it is copied to multiple redundant systems. We continue to expand our storage capacity to meet increasing customer demand. Our innovative storage architecture is cost-effective, facilitates the safe and secure archiving of customers' images and delivers the speed and performance required to create products in real-time.

•
Image Review. Our in-house system examines the content of an image and returns metadata that we utilize to run a product creation engine. This system produces the best quality image for the product selected.

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

Competition
The market for customized products and services is large, fragmented and intensely competitive and we expect competition to increase in the future. We face competition from a wide range of companies, including the following:

•	Small, traditional offline printing, gifting and souvenir businesses for apparel, accessories, home, or other customized products;

•	E-commerce companies, including large online retailers and marketplaces such as Amazon.com, Walmart.com, Target and eBay (who may also be part of our Retail Partner Channel);

•
Online providers of customized products such as RedBubble Inc., CustomInk LLC, Spreadshirt Inc., TeeSpring or Zazzle Inc. as well as providers of distinctive goods like Etsy, Inc. or Uncommon Goods LLC;

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
We also indirectly compete with Internet portals and shopping search engines that are involved in e-commerce or sell products or services either directly or in collaboration with other retailers, and our reliance on Internet portals and other sources of Internet and referral traffic, such as Facebook, impacts both the way we do business and our performance against competitors. Changes to their practices could drive traffic to our competitors and away from our e-commerce sites in ways we may not anticipate or that will cause us to expend further resources to successfully compete. The shift to mobile site access prevalence presents challenges as we cope with adapting our site to shifting traffic patterns and the different use characteristics, which include lower average order size, amongst others. Furthermore, to the extent that other companies are able to replicate our processes or if advances in print-on-demand technologies reduce any technological or other early mover leads we may have, our business, prospects, financial condition and results of operations could be harmed.
Some of our current and potential competitors may have significantly greater financial, marketing, technology and other resources than us, including significant brand recognition, sales volume and customer bases. In addition, other online retailers may be acquired by, receive investment from or enter into strategic relationships with, well-established and well-financed companies or investors that would help enhance their competitive positions. Some of our competitors may be able to secure goods and raw materials from suppliers on more favorable terms, devote greater resources to marketing activities and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and system development than us. Increased competition may reduce our operating margins, market share and brand recognition, or force us to incur losses. We may not be able to compete successfully against current and future competitors, and competitive pressures may harm our business, prospects, financial condition and results of operations.
We believe the principal competitive factors in our industry include:

•	Competitive pricing;

•	Technological expertise;

•	Quality, breadth and type of the products sold and services offered;

•	Ease of use and convenience of our services;

•	Effective marketing and distribution;

•	Ability to anticipate and quickly adapt to changing customer demands and customer service needs;

•	Ability to source products efficiently and cost effectively; and

•	Favorable brand recognition and trust.
We believe that we compete favorably with respect to each of these factors.

Intellectual Property
We rely primarily on a combination of patents, trade secrets, trademarks and copyrights, as well as employee and third-party confidentiality and invention agreements to safeguard our intellectual property. As of December 31, 2017, we had seven issued patents and one patent application pending in the United States generally covering our e-commerce services or proprietary printing and decorating services and our online platform for designing and generating framed products. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe may ultimately provide significant competitive advantages.
As of December 31, 2017, we held 19 U.S. trademark registrations (some of which are registered in multiple classes), which include, among others, CAFEPRESS.COM, CAFEPRESS, and the “cafepress” logo. We are in the process of registering additional trademarks supporting our business and we also claim common law trademark rights in numerous trademarks. We have registered our CAFEPRESS.COM and CAFEPRESS trademarks in numerous countries in Africa, Asia, Australia, Europe and North America.
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

•
Foreign governments are raising similar privacy and data security concerns. In particular, the E.U. has enacted a new General Data Protection Regulation (“GDPR”) that will replace the current Data Protection Directive in May 2018. The GDPR will tighten regulation of the collection, use and security of personal data and will continue to restrict the trans-border flow of such data while increasing the potential fines for non-compliance. Several European countries have issued new guidelines under the E.U. e-Privacy (Cookie) Directive that require robust disclosures and consumer choice before a user can be tracked online. The European Commission has proposed a new e-Privacy Regulation (“e-PR”) that would supersede the existing Directive and is intended to become effective at the same time as the GDPR. If adopted, the new e-PR would require extensive privacy warnings about third party tracking tools and would establish express consent as the only valid basis for third party processing of personal data for advertising or cross-domain analytics. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. It is unclear how compliance with the GDPR will affect our business and it is not possible to predict whether the e-PR will be enacted as proposed. Canada, Australia, Russia, China, Japan and other countries in South/Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements.

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

Raw Materials and Suppliers
We work with a wide range of suppliers that provide raw materials, primarily ink and blank inventory for customization. We have multiple sources for the various types of raw materials and blank inventory used in our business, and are therefore not dependent on a single source. We have historically worked with, and currently expect to continue to work with, two primary suppliers for apparel inventory, Hanesbrands, Inc. and Sun Apparel, but have access to many additional and alternative apparel suppliers. With respect to raw materials used in the printing process, we work with a number of suppliers, primarily digital printing equipment manufacturers, for the inks used in our digital printing processes, and have access to multiple alternate suppliers for ink. We have a three-year term supply agreement with Hanesbrands, Inc. but do not have a long-term supply agreement with Sun Apparel.
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

Employees
As of December 31, 2017, we had 298 full-time employees. Below is a summary of employees by function:

Cost of revenue	138
Technology and development	63
Sales and marketing	64
General and administrative	33
Total	298
During the peak holiday season, we hire contract workers on a temporary basis from third-party outsourcing firms. In the fourth quarter of 2017, we used approximately 800 temporary workers to assist in our production and fulfillment operations. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our employee relations to be good.
In January of 2018, as part of a cost reduction initiative, we reduced headcount by approximately 5%.
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
We may not achieve or sustain profitability or avoid net losses in the future. Our growth rates in the future, if any, may fluctuate or not be sustainable or may decrease. In addition, in order to be profitable in the foreseeable future, we must control our costs and operating expenses and achieve adequate pricing or scale in a highly competitive environment. We have incurred in the past, and expect to continue to incur in future periods, stock-based compensation expense, which will reduce our net income and may result in future losses. If we fail to increase revenue at the rate we anticipate or if our costs and operating expenses increase without a commensurate increase in our revenue, our business, financial condition and results of operations will be negatively affected.
If we are not profitable in the future, we may be unable to continue our operations.
Although we recorded net income for the year ended December 31, 2015, we have otherwise incurred operating losses each year since we went public in 2012. If and when we achieve profitability depends upon a number of factors, including our ability to execute on our strategy and grow our business. We cannot assure our investors that we will ever achieve profitability. If we are not profitable in the future, we may be unable to continue our operations.
If our recently announced internal cost reduction initiatives do not have the intended effects, we could experience increased volatility in our stock price and our results of operations could suffer.
As part of a cost reduction initiative that will be implemented during 2018, we reduced our workforce by 5%.  We expect this cost reduction will allow us to gain financial efficiencies, however we may not be able to realize the full amount of the estimated savings from the cost reduction program, in a timely manner, or at all. This cost reduction will make it more difficult to predict our financial performance, which could cause increased volatility in our stock price.  In addition, we could face challenges in retaining personnel, business disruption or decreased productivity as a result of this cost reduction, and our results of operations could suffer.
We depend heavily on the continued success of our core business of selling user-designed products on CafePress.com, and any event that adversely affects our sales of user-designed products could harm our business and results of operations.
A significant proportion of our revenue is derived from the online sale of user-designed products through CafePress.com and through distribution channels derived therefrom. As a result, the continued performance of CafePress.com is dependent on continued flow of user-generated content into the creation of products. We expect that the sales of user-generated design products will continue to comprise a majority of the revenue of our business. Our users rarely exclusively use our e-commerce platform to sell their designs. Users who design products may choose not to use our e-commerce platform to create and sell their designs, and choose other platforms, thereby reducing the number of designs available through our websites and thus affecting future growth of our revenue generated from CafePress.com. Customers who purchase user-designed products on our websites may also purchase other fulfillment and partner products through our e-commerce services as well, which aid the growth of our services. Our tools and platform offerings may not remain competitive with those of our competitors. If competitive services increase and/or we cannot successfully attract or retain users to design and sell products through our e-commerce platform or if we are unable to attract and retain our customers for user-designed and other products, our operating results may suffer. If we are unable to grow our core business or otherwise grow the core business through the additional e-commerce services noted, our business and our operating results could be harmed.
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

•
Online providers of customized products such as Custom Ink LLC, RedBubble, Inc., Spreadshirt, Inc., Teespring, or Zazzle Inc. and online providers of distinctive goods like Etsy, Inc. or Uncommon Goods LLC;

•	Online providers allowing users to customize goods in specific vertical markets, such as Cimpress N.V. for small businesses and Shutterfly, Inc., for photographic products;

•	Physical and catalog retailers of personalized merchandise such as Red Envelope and Things Remembered; and

•	Small, but numerous, online providers who address niche customization service and product offerings, enabled by advances in digital printing.
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
We believe that maintaining and enhancing the recognition and reputation of the level of services associated with our brand is critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our services and may negatively impact our reputation if not properly managed, such as:

•	Our ability to maintain a convenient and reliable user experience as consumer preferences evolve for varying multi-channel experiences;

•	Our ability to increase brand awareness among existing and potential strategic distribution channels, corporate partners and consumers through various means of marketing and promotional activities;

•	Our ability to retain and expand our network of buyers and sellers through developing Internet communication methods, such as mobile platforms and social media channels;

•	The efficiency, reliability and quality of our products, services and retail website experiences; and

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
We also devote substantial resources to optimizing our websites to increase the likelihood of our products and services appearing in unpaid search engine results; however, there can be no assurance that these efforts will be successful. If our products and services receive low placement or do not appear within the listings of search engine results in response to relevant search queries, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. Search engines including Google, Yahoo! and Bing frequently refine and modify their search algorithms that determine placement of our relevant search queries. During 2017, our results were adversely impacted by changes in search engine algorithms that had a negative impact on our search visibility and traffic on our websites. If we are unable to maintain or increase traffic to our websites, including through accurate search results and recommendations, our products or services receive low placement or do not appear due to changes in search engine algorithms, such changes could negatively impact the effectiveness of our search engine optimization or search engine marketing, and our business and financial performance would be adversely affected, potentially very materially. If our conversion rates decline, whether due to increased traffic from mobile devices or otherwise, our business and operating results could suffer.
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

In connection with the selection and popularity of specific content, we employ licensing and business development professionals and Internet traffic analysts who evaluate popular culture trends and potential properties to support the content on our site and drive traffic to our websites. To the extent they are unsuccessful in identifying or obtaining content sources that will be popular with consumers and that will generate sales of our products, our results could be materially harmed. To the extent the content we do choose to obtain proves unpopular or unsuccessful and we have agreed to contractual minimums, we may not achieve the planned return on royalty advances and may incur losses or impairment charges.
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
Shipment of merchandise sold on CafePress.com or through our Retail Partner Channel could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers.
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
Protection of our proprietary technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies and prevent us from maintaining a leading market position. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of December 31, 2017, we had seven issued patents and one patent pending in the United States, which relate to our e-commerce services, and our proprietary printing and decorating services. We may have, on occasion, disclosed inventions prior to making the relevant filings, which may make our patent applications and any resulting issued patents vulnerable to validity challenges. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.
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
We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.
We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and had a public float of less than $75 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.
We are subject to, and may in the future be subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002, which cause us to incur significant legal, accounting and other expenses.
We incur significant legal, accounting and other expenses as a public company and may incur additional expense in the future to the extent we cease to be a "smaller reporting company.” In addition, the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose a number of requirements on public companies, including requiring changes in corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While the Jumpstart Our Business Startups Act, also known as the JOBS Act, enacted in April 2012, provided us with additional time through the year ended December 31, 2016 to achieve full compliance, the regulations surrounding Section 404 of the Sarbanes-Oxley Act has required us to, and will continue to, incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, these rules and regulations will continue to increase our legal, accounting and financial compliance costs and will make some corporate activities more time-consuming and costly than private company compliance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers and will make securing directors’ and officers’ liability insurance more expensive.
If we are unable to successfully improve internal controls, or detect weaknesses or errors in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected as well as our ability to attract investors in our stock.
We have implemented and continue to adopt measures to improve our internal controls. If the procedures we have adopted and implemented are insufficient, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. For example, we identified a material weakness in our internal controls over financial reporting as of December 31, 2016 which we believe was remediated in the first quarter of 2017. In addition, we have in the past experienced deficiencies in internal controls, and while the dollar amounts involved were not material and we believe we have remediated these deficiencies, there can be no assurance that similar or other significant deficiencies or material weaknesses in our financial reporting will not occur in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations or cause our financial statements to contain material misstatements. Internal control deficiencies could also result in a revision or restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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
Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us.
Tax laws may change in ways that adversely impact us. Changes such as lower corporate tax rates, repatriation allowances, removal of the interest expense deduction or the introduction of a border adjustment tax could impact us as a U.S. taxpayer. Federal or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations.
On December 22, 2017, President Trump signed Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the "TCJA") into law. The TCJA contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for US taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time taxation of offshore earnings at reduced rates, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Effective January 1, 2018, the new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21%. ASC 740, Income Taxes requires us to recognize the effect of the tax law change in the period of enactment. The lower tax rate requires us to remeasure our deferred tax assets and liabilities as of December 31, 2017. The total amount of our deferred tax assets before valuation allowance decreased by $5.4 million as a result of the decrease in the federal tax rate.
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

•	Commencement of, or our involvement in, litigation;

•	Terrorist attacks or natural disasters or other such events impacting countries where we or our customers have operations; and

•	General economic and market conditions.
For example, from March 29, 2012 through December 31, 2017, our stock price has fluctuated from a high of $22.69 on March 29, 2012 to a low of $1.74 on November 10, 2017. As of December 31, 2017 and December 31, 2016, our stock price closed at $1.85 and $2.94, respectively.
We have a relatively small public float, which may further contribute to volatility in our stock price.
We have a relatively small public float due to the ownership percentage of our executive officers and directors and greater than 10% stockholders. In addition, in April 2016, our Board of Directors approved the extension of our existing share repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. In February 2017, our Board of Directors terminated the program. As a result of our small public float, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. In addition, the trading of a relatively small volume of shares of our common stock may result in significant volatility in our stock price. If and to the extent ownership of our common stock becomes more concentrated, whether due to increased ownership by our directors and executive officers or other significant stockholders, any future repurchase of our common stock, or other factors, our public float would further decrease, which in turn would likely result in increased stock price volatility.
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
In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, and in the future may be, the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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

ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties
Facilities
As of February 28, 2018, our properties consisted of the following locations:

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

(1)	Office building located on 1.61 acres of land which we own and was occupied in May, 2016.

(2)	Leased real property. Financial information about this lease is set forth in Item 8. "Financial Statements and Supplementary Data Note 10 - Commitments and Contingencies."

ITEM 3. Legal Proceedings

None

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common equity
After the pricing of our initial public offering on March 29, 2012, our common stock has traded on the NASDAQ Global Select Market under the symbol “PRSS.” Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ for the periods indicated:

Fiscal Year 2017	High	Low
First Quarter	$3.49	$2.91
Second Quarter	$2.98	$2.43
Third Quarter	$2.52	$1.75
Fourth Quarter	$2.15	$1.74

Fiscal Year 2016	High	Low
First Quarter	$3.99	$3.11
Second Quarter	$3.83	$2.97
Third Quarter	$3.32	$2.90
Fourth Quarter	$3.18	$2.80
On February 21, 2018, the last sale price for our common stock on NASDAQ was $1.51 per share.
Stockholders
As of February 21, 2018, according to the records of our transfer agent, there were approximately 69 registered holders of our Common Stock excluding stockholders whose shares were held in nominee or street name by brokers.
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
Unregistered sales of equity securities
None.

Issuer purchases of equity securities

In April, 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. Under the stock repurchase program, any stock repurchase could be made through open market and privately negotiated transactions, or as otherwise determined by management, at times and in such amounts as management deemed appropriate and could be made pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The timing and amount of stock repurchased under the program depended on a variety of factors including stock price, market conditions, corporate and regulatory requirements (including applicable securities laws and regulations and the rules of the NASDAQ Stock Market), any additional constraints related to material inside information the Company may have possessed and capital availability. In February, 2017, the Company's Board of Directors terminated the repurchase program.

During 2017, we repurchased 18,861 shares of our common stock at an average cost of $3.10 per share for a total cost of $0.1 million. There were no shares of common stock repurchased during the three months ended December 31, 2017.

ITEM 6. Selected Financial Data
Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a leading provider of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and operate CafePress branded websites for markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products in the United States and various locations in Europe through our online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
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

Most of our net revenue is generated from sales of customized products through our e-commerce websites (collectively referred to as "CafePress.com"), associated Retail Partner Channel ("Retail Partner Channel") or through storefronts hosted by CafePress ("Shop"). In addition, we currently generate limited revenue from third-party printing and fulfillment services. Customized products include user-designed products as well as products designed by our content owners.
An important revenue driver is customer acquisition, primarily through online marketing efforts, including paid and natural search, email, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. As a result, our sales and marketing expense is our largest operating expense.
Our consumers and content owner customers are increasingly accessing e-commerce sites from their mobile devices. This shift to mobile devices presents challenges for us as we cope with changing traffic patterns, and we have experienced lower conversion rates on traffic from mobile devices. We expect that this shift to mobile site access will continue for the foreseeable future.
Seasonal and cyclical influences impact our business volume. A significant portion of our sales are realized in conjunction with traditional retail holidays with the largest sales volume occurring during in the fourth quarter of each calendar year. Our offering of custom gifts for the holidays combined with consumers’ continued shift to online purchasing drive this trend. As a result of this seasonality, our revenue in each of the first three quarters of the year are generally substantially lower than our revenue in the fourth quarter of each year, and we expect this to continue for the foreseeable future.

In 2017, we accomplished the following:

•
We continued to streamline our current website which involved refreshing stale content, updating XML sitemaps and cleaning up link architecture, all which will serve to enhance crawlability for search engines.

•
We added new products to our merchandising assortment including drinkware, phone cases, and bedding and launched new apparel products, including t-shirts featuring tri-blend fabrics and comfort colors.

•	We added Walmart.com to our Retail Partner Channel and expanded our Amazon partner channel into domains in Germany, Italy, France and Spain.

•	We implemented a $1.5 million garment printing platform upgrade which improved efficiencies and created additional production capacity.

As we enter 2018, our strategy will be focused on the following:

•
Rebuild the User Experience - During 2018,we plan to complete our website rebuild with the demolition of the old website and modernization of the new CafePress.com website. We will upgrade to a fully encrypted HTTPS site and release new search, product detail, cart and checkout pages. We believe the new website will result in higher traffic, conversion and revenue from search engine optimization channels.

•
Retail Partner Channel Expansion - We intend to support growth in our Retail Partner Channel by further expanding into new marketplaces and geographies, focusing on product discoverability and an enhanced customer experience that includes detailed product descriptions, photographs, reviews and refined pricing and promotions. During 2018, we will expand further with Amazon into their Australian domain.

•
Third-Party Printing and Fulfillment - We believe we can leverage our manufacturing platform and excess capacity to enter into new fulfillment agreements with other third-party consumer-facing, on-demand, custom product providers. We are focused on acquiring new customers to generate additional revenue for CafePress.

As a result of these changes, in January of 2018, as part of a cost reduction initiative, we reduced headcount by approximately 5%.
Basis of presentation
Net Revenue
We generate revenue from online transactions through CafePress.com and our Retail Partner Channel.
We recognize revenue associated with an order when all revenue recognition criteria have been met. Revenue is recorded at the gross amount when we are the primary obligor in a transaction, are subject to inventory and credit risk and have latitude in establishing prices and selecting suppliers. For transactions where we act as principal and record revenue on a gross basis, applicable royalty payments to our content owners are recorded in cost of net revenue.
Cost of Net Revenue
Cost of net revenue includes materials, labor, royalties, depreciation and other fixed overhead costs related to our manufacturing facilities, as well as outbound shipping and handling costs. The cost of materials may vary based on revenue as well as the price we are able to negotiate. Shipping fluctuates with volume as well as the method of shipping and fuel surcharges. Labor varies primarily by volume and product mix, and to a lesser extent, based on whether the employee is an hourly or a salary employee. We rely on temporary employees to augment our permanent staff particularly during periods of peak demand. Our royalty expense is comprised of fees we pay to our content owners for the use of their content on our products. Additionally, we pay commissions to shopkeepers for the use of their content on our products. Such fees vary based primarily on sales channel and volume. Royalty-based obligations and commissions are expensed to cost of net revenue at the contractual rate for the relevant product sales.
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
Our significant accounting policies and recently adopted accounting policies are more fully described in Item 8. "Financial Statements and Supplementary Data Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" contained within this report.
Revenue Recognition
We derive our revenue primarily from CafePress.com and associated Retail Partner Channel. We recognize revenue from product sales, net of estimated returns based on historical experience, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.
We evaluate principal or agent considerations to determine whether it is appropriate to record platform fees paid to our Retail Partner Channel as an expense or as a reduction to revenue. Platform fees are recorded as sales and marketing expense and are not recorded as a reduction to revenue because we are responsible for fulfilling the order in the transaction, are subject to inventory and credit risk and have latitude in establishing prices and selecting suppliers.
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
We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant, adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the excess of carrying value over the fair value of the asset.
Inventory
Inventory is comprised primarily of raw materials and is stated at lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The cost of excess or obsolete inventory is written down to net realizable value when we determine inventories to be slow moving, obsolete or excess, or where the selling price of the product is insufficient to cover product costs and selling expense. This evaluation takes into account expected demand, historical usage, product obsolescence and other factors. Recoveries of previously written down inventory are recognized only when the related inventory is sold and revenue has been recognized.
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

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenue:

	Year Ended December 31,
	2017	2016
Net revenue	100.0%	100.0%
Cost of net revenue	61.3	59.1
Gross profit	38.7	40.9
Operating expense:
Sales and marketing	25.1	22.7
Technology and development	14.1	12.5
General and administrative	11.8	10.0
Impairment charges	—	20.4
Restructuring costs	—	2.1
Total operating expense	51.0	67.7
Loss from operations	(12.3)	(26.8)
Interest income	0.2	0.1
Interest expense	—	—
Other income	0.1	0.4
Loss before income taxes	(12.0)	(26.3)
Provision (benefit) for income taxes	—	(0.4)
Net loss	(12.0)%	(25.9)%
Effective tax rate	—%	1.5%
We monitor several key operating metrics including:

	Year Ended December 31,
	2017	2016	Variance	% Variance
	(in thousands, except for percentages and average order size data )
CafePress.com orders	1,607	2,070	(463)	(22)%
Retail Partner Channel orders	1,114	1,018	96	9%
Total orders	2,721	3,088	(367)	(12)%

CafePress.com average order size	$38.46	$39.35	$(0.89)	(2)%
Retail Partner Channel average order size	$21.63	$20.25	$1.38	7%
Total average order size	$31.57	$33.06	$(1.49)	(5)%

CafePress.com revenue	$61,756	$81,558	$(19,802)	(24)%
Retail Partner Channel revenue	23,929	20,650	3,279	16%
Total revenue	$85,685	$102,208	$(16,523)	(16)%

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2016	2016	2016	2016	2017	2017	2017	2017
(in thousands, except average order size data )

CafePress.com orders	384	426	422	838	353	368	295	591
Retail Partner Channel orders	152	163	196	507	228	195	217	474
Total orders	536	589	618	1,345	581	563	512	1,065

CafePress.com average order size	$39.84	$40.02	$38.06	$39.43	$38.78	$37.09	$37.13	$39.80
Retail Partner Channel average order size	$21.00	$20.74	$17.72	$20.85	$20.43	$20.91	$20.29	$23.12
Total average order size	$34.50	$34.70	$31.61	$32.42	$31.59	$31.49	$29.99	$32.37
Total Number of Orders
Total number of orders represents the number of individual transactions that are made during the period. We monitor the total number of orders as a leading indicator of revenue trends. For the year ended December 31, 2017, the total number of orders was 2.7 million, a decrease of 0.4 million, or 12%, compared to the prior year. The decrease in orders was primarily the result of lower visitations to CafePress.com across all traffic sources that we believe is related to changes in search engine algorithms that occurred earlier in the year as well as a continued competitive online retail environment. Declines in orders at Cafepress.com were partially offset by the growth in business volumes within our Retail Partner Channel related to the continued expansion of our catalogs.
Average Order Size
Average order size is calculated as billings for a given period based on order date divided by the total number of associated orders in the same period. We recognize revenue when delivery has occurred or the service has been provided. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the year ended December 31, 2017, the decrease in CafePress.com average order size of 2% as compared to the prior year was primarily related to a change in product mix as well as a reduction to our economy shipping pricing that occurred during the first half of 2017. The increase in Retail Partner Channel average order size of 7% was due to a focus on pricing that maintains a desired margin level as well as the fact that a free shipping promotion was conducted during the second half of 2016 that resulted in lower prices.

Comparison of the Years Ended December 31, 2017 and December 31, 2016
The following table presents our statements of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands, except for percentages)
Net revenue	$85,685	$102,208	$(16,523)	(16)%
Cost of net revenue	52,503	60,406	(7,903)	(13)
Gross profit	33,182	41,802	(8,620)	(21)
Operating expense:
Sales and marketing	21,514	23,167	(1,653)	(7)
Technology and development	12,062	12,825	(763)	(6)
General and administrative	10,110	10,192	(82)	(1)
Impairment charges	—	20,899	(20,899)	(100)
Restructuring costs	—	2,103	(2,103)	(100)
Total operating expense	43,686	69,186	(25,500)	(37)
Loss from operations	(10,504)	(27,384)	16,880	62
Interest income	181	179	2	1
Interest expense	(11)	(66)	55	83
Other income	81	411	(330)	(80)
Loss before income taxes	(10,253)	(26,860)	16,607	62
Provision (benefit) for income taxes	4	(390)	394	U
Net loss	$(10,257)	$(26,470)	$16,213	61%

U:> 100% unfavorable        F:> 100% favorable
Net Revenue
Net revenue decreased $16.5 million, or 16%, in 2017 as compared to 2016. The change in revenue was driven by lower revenue from our CafePress.com domains which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $19.8 million, or 24%, was primarily driven by declines in visits and conversion from most traffic sources. We believe the reduction in traffic was driven by changes in search engine algorithms. Furthermore, there was one less sale day during the year ended December 31, 2017, and we experienced a decline in sales of political merchandise as 2016 benefited from the presidential election cycle. Within our Retail Partner Channel, revenue increased $3.3 million, or 16%, primarily as a result of higher order volumes from our retail partners driven by the continued merchandising expansion of our catalogs and to a lesser extent, by the contribution of the Walmart marketplace, which launched during the last half of 2017. Retail Partner Channel revenue was adversely impacted from the loss of a portion of content sold through one partner during the fourth quarter of 2017.
Cost of Net Revenue
Cost of net revenue decreased $7.9 million, or 13%, in 2017 compared to 2016. As a percentage of net revenue, cost of net revenue was 61.3% in 2017, compared to 59.1% in 2016. The cost of materials increased as a percentage of net revenue by approximately 1.5 percentage points primarily as a result of changes in product mix away from lower cost categories. In addition, the cost of shipping increased as a percentage of net revenue by approximately 0.5 percentage points, which was primarily attributed to an increase in the number of shipments through our Retail Partner Channel where the average number of units per order is much lower than that experienced on CafePress.com. This increase was partially offset by fewer shipping upgrades during our 2017 peak holiday season and free shipping promotions that occurred in 2016 but did not recur in 2017. Labor costs as a percentage of net revenue also increased by 0.5 percentage points as the decline in volume resulted in lower labor efficiencies in our plant operations. Plant overhead costs, including depreciation and amortization, declined as a percentage of net revenue by 0.2 percentage points driven by a reduction in our plant footprint. Finally, content commission costs also decreased as a percentage of net revenue by approximately 0.1 percentage points. An increase in revenue in 2017 from our internally produced content, which lowered commission expense was partially offset by the establishment of a commission forfeiture program for inactive shopkeepers in the prior year that resulted in a one-time reduction in commission expense during 2016 of $0.4 million. On a per unit basis, excluding the impact of the one-time reduction in commission expense in 2016, total cost of net revenue was $10.98, which is approximately 4% higher than the prior year. The 5% decline in average order size also negatively impacted our cost of net revenue as a percentage of net revenue.
Sales and Marketing
Sales and marketing expense decreased $1.7 million, or 7%, in 2017 compared to 2016. Sales and marketing expense was 25.1% of net revenue in 2017 compared to 22.7% in 2016. The decrease in absolute dollars in sales and marketing expense consisted of a $1.6 million decline in fixed expenses and a $0.1 million decrease in variable expenses. Lower fixed costs were primarily driven by reductions in personnel-related costs associated with the 2016 closure of our California office as well as expense reductions from outside agencies. Cafepress.com variable costs decreased $1.1 million as a decrease in credit card fees and customer service expense were partially offset by higher paid search advertising costs. Retail Partner Channel variable expenses increased $1.0 million from an increase in platform fees and advertising of $0.7 million and $0.3 million, respectively.
Technology and Development
Technology and development expense decreased $0.8 million, or 6%, in 2017 compared to 2016. Technology and development expense was 14.1% of net revenue in 2017 compared to 12.5% in 2016. Personnel-related, consulting, recruiting and other technology infrastructure costs declined $1.6 million primarily from the 2016 closure of our California office. Partially offsetting this decline was an increase of $0.8 million in depreciation expense.
General and Administrative
General and administrative expense decreased $0.1 million, or 1%, in 2017 compared to 2016. General and administrative expense was 11.8% of net revenues in 2017 compared to 10.0% in 2016. Personnel-related costs and rent costs decreased $0.6 million, partially driven by the closure of our California office. In addition, professional service fees decreased $0.5 million primarily due to a reduction in legal fees. Finally, insurance expense declined $0.1 million as we experienced favorable insurance renewals during the last half of 2017. These decreases were partially offset by an increase of $0.4 million in stock compensation expense and one-time expense reductions of $0.7 million in the prior year. One-time items in 2016 reflected a decrease of other taxes of $0.4 million as we had a reduction in sales and use tax liabilities during 2016 as well as a decrease of corporate expenses of $0.3 million as penalties and interest recorded for escheatment issues during 2015 were favorably reversed in 2016.
Impairment Charges
Impairment charges decreased $20.9 million in 2017 as compared to 2016 as the prior year expense consisted of a non-cash charge related to the impairment of goodwill.
Restructuring Costs
Restructuring costs decreased $2.1 million in 2017 as compared to 2016 as the prior year expense consisted of severance charges of $1.8 million and a charge of $0.3 million for the abandonment of our office space in Hayward, California, which represented the net present value of the remaining minimum lease payments less expected sub-lease proceeds.
Other Income
Other income decreased $0.3 million in 2017 as compared to 2016 as the prior year consisted primarily of one-time commission forfeiture income due to the write-off of outstanding shopkeeper checks that did not qualify for escheatment.

Provision (Benefit) for Income Taxes
We recorded a $0.4 million benefit for income taxes during 2016. Our effective tax rate was a 1.5% benefit in 2016. For 2016, the effective tax rate was different than our statutory rate primarily due to the net loss while maintaining a valuation allowance against substantially all of our deferred tax assets and the tax impact of the goodwill impairment.

Quarterly trends
Our business is subject to seasonal fluctuations. In particular, we generate a significant portion of our revenues during the fourth quarter primarily due to increased retail activity during the holiday seasons. During the fourth quarter, we typically see our largest increases in orders and customers. As a result of this seasonality, our revenue in the first three quarters of each year are generally substantially lower than our revenue in the fourth quarter of each year, and we expect this to continue for the foreseeable future.

Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	December 31,		'17 vs. '16 Change
	2017	2016	$
	(in thousands)
Total assets	$51,172	$62,920	$(11,748)
Total liabilities	15,241	18,452	(3,211)
Total stockholders' equity	35,931	44,468	(8,537)

•
Total assets decreased $11.7 million in 2017 driven by a reduction in current assets due to the utilization of cash and short-term investments for the 2017 payment of production, advertising, royalty and commission liabilities related to retail holiday activity during the fourth quarter of 2016. In addition, cash balances were adversely impacted during 2017 from the declines in business levels.

•
Total liabilities decreased $3.2 million in 2017 primarily from the decrease in sales volume during the fourth quarter of 2017 as compared to the fourth quarter of 2016 which resulted in lower production, royalty and commission liabilities.

•	Total stockholders' equity decreased $8.5 million in 2017 primarily driven by our net loss of $10.3 million partially offset by $1.8 million of stock-based compensation expense.
Liquidity and Capital Resources
As of December 31, 2017, cash, cash equivalents, short-term investments and restricted cash totaled $32.4 million.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,		'17 vs. '16 Change
	2017	2016	$
	(in thousands)
Cash Flows from:
Operating activities	$(6,426)	$(1,846)	$(4,580)
Investing activities	13,275	(12,673)	25,948
Financing activities	(392)	(1,581)	1,189
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
Cash used in operating activities increased $4.6 million primarily due to an increase in payments in 2017 related to the satisfaction of accounts payable and accrued liabilities related to retail holiday activity from the fourth quarter of 2016 as compared to the prior year partially offset by a decrease in prepayments for business insurance renewals that occurred in June of 2017 and timing of the collections of cash related to credit card settlements during 2017 as compared to the prior year.
Cash flows from investing activities
Cash provided by investing activities increased $25.9 million driven by an increase in the net sale of short-term investments. During 2017, as certificates of deposits matured, we did not reinvest the proceeds due to declines in business levels and due to maintaining cash balances to satisfy fourth quarter peak holiday liabilities during the first quarter of 2018.
Cash flows from financing activities
Cash used in financing activities decreased $1.2 million as we repurchased less stock under our stock repurchase program compared to the prior year. During the first quarter of 2017, we terminated the stock repurchase program.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, our growth, and our operating results, as well as any potential investments or acquisitions. We anticipate that our current cash and cash equivalent balances and potential cash generated from future operations will be sufficient to meet our strategic and working capital requirements for at least the next twelve months.

Credit Facility and Indebtedness

Our loan and security agreement that provided for a revolving credit facility of $6.5 million to fund acquisitions, share repurchases and other general corporate needs expired on June 30, 2017 and was not renewed. On September 15, 2017, the Letter of Credit provided to the landlord under our production facility and fulfillment center lease was replaced by an escrow agreement. Pursuant to the terms of the escrow agreement, we deposited $1.5 million in a non-interest bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term.
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
In April 2016, our Board of Directors approved the extension of our existing stock repurchase program that authorized the purchase of up to 20% of the outstanding shares of our common stock or an aggregate of 3.5 million shares of our common stock. As of December 31, 2017, we had used $5.3 million of excess cash to repurchase 1,266,028 shares of our common stock. In February 2017, our Board of Directors terminated the repurchase program.
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

Adjusted EBITDA
We closely monitor Adjusted EBITDA which meets the definition of a Non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) less interest and other (income) expense, provision for (benefit from) income taxes, depreciation and amortization, stock-based compensation, acquisition-related costs, restructuring costs and impairment charges.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2017	2016
	(in thousands)
Net loss	$(10,257)	$(26,470)
Non-GAAP adjustments:
Interest and other income	(251)	(524)
Provision (benefit) for income taxes	4	(390)
Depreciation and amortization	4,709	4,256
Stock-based compensation	1,769	1,607
Impairment charges	—	20,899
Restructuring costs	—	2,103
Adjusted EBITDA	$(4,026)	$1,481
The following shows the Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated:

	Year Ended December 31,
	2017	2016
	(in thousands, except for percentages)
Net revenue	$85,685	$102,208
Non-GAAP Adjusted EBITDA	(4,026)	1,481
% of net revenue	(4.7)%	1.4%
Cash Contribution Margin
Cash contribution margin (a non-GAAP financial measure that we reconcile to “Gross profit” in our consolidated statements of comprehensive loss) consists of gross profit plus stock-based compensation and depreciation and amortization included in cost of net revenue less variable sales and marketing expense.
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
The following table presents the calculation of cash contribution margin for the periods indicated (in thousands, except for percentages):

	Year Ended December 31,
	2017		2016
	(in thousands, except for percentages)
Net revenue	$85,685	100.0%	$102,208	100.0%
Cost of net revenue	52,503	61.3	60,406	59.1
Gross profit	33,182	38.7	41,802	40.9
Non-GAAP adjustments:
Add: Stock-based compensation	15	—	49	0.1
Add: Depreciation and amortization	1,571	1.8	1,926	1.9
Less: Variable sales and marketing costs	(16,620)	(19.4)	(16,717)	(16.4)
Cash contribution margin	$18,148	21.2%	$27,060	26.5%
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
Table of Contractual Obligations:

Our commitments to make future payments as of December 31, 2017, are summarized as follows:

	Payments due by period
	2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$719	$1,493	$447	$—	$2,659
Minimum royalty obligations	194	119	—	—	313
Purchase obligations	1,728	—	—	—	1,728
Total	$2,641	$1,612	$447	$—	$4,700
Recent accounting pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We do not believe this update will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. We early adopted this guidance as of September 30, 2017, and the adoption of this accounting standard resulted in a $3.4 million impact to investing cash flows for the year ended December 31, 2016.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$24,924	$19,980
Restricted cash	1,513	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$26,437	$19,980

Previously, we had an outstanding letter of credit of $1.5 million ("Letter of Credit"), secured by our existing operating cash, as required under the terms of our production facility and fulfillment center lease. As of December 31, 2017, as further disclosed in Item 8. "Financial Statements and Supplementary Data Note 5 - Escrow Agreement", amounts included in restricted cash represent funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord to replace the Letter of Credit.

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
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with the new revenue standard, see below. Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The ASU is effective for fiscal years beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that for our one remaining operating lease that will be in effect, upon adoption of Topic 842, we will record an estimated lease right of use asset of $2.1 million and a corresponding lease liability of $2.1 million. We anticipate electing the practical expedient in Accounting Standards Codification ("ASC") 842 and will not separate the nonlease components from the lease component. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” We adopted ASU 2015-11 on January 1, 2017, and the standard did not have a material impact on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt the requirements of the new standard on January 1, 2018 and anticipate using the full retrospective transition approach. We do not expect the adoption of the new standard to significantly impact the timing and measurement of revenue recognized. Revenue related to our Retail Partner Channel will continue to be recognized on a gross basis as we control the goods before the goods are transferred to the customer. We completed our implementation of the quantitative and qualitative disclosures and will continue to disaggregate our revenue between CafePress.com and Retail Partner Channel as well as to customers located in the United States and to customers located outside of the United States. We determined that disaggregating revenue into these categories achieves the disclosure objectives for ASC 606 to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Item 8. "Financial Statements and Supplementary Data Note 12 - Segment Information", our business consists of one reportable segment. All disaggregated revenue is recorded within the one operating segment. Revenue by geography is based on the location to where the product was shipped.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate, foreign currency exchange rate sensitivities and inflation.
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $30.9 million and $43.8 million as of December 31, 2017 and December 31, 2016, respectively. These amounts were held primarily in cash deposits, money market funds, corporate debt securities, government securities and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of CafePress Inc.
Louisville, KY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CafePress, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes and financial statement schedule listed in the index appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the two years in the period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion
/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois
February 28, 2018

CAFEPRESS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,924	$19,980
Short-term investments	6,007	23,808
Accounts receivable	1,496	1,288
Inventory, net	3,128	3,119
Deferred costs	781	798
Prepaid expenses and other current assets	2,412	2,310
Total current assets	38,748	51,303
Property and equipment, net	10,679	10,936
Restricted cash	1,513	—
Other assets	232	681
TOTAL ASSETS	$51,172	$62,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,351	$1,803
Accrued royalties payable	2,872	3,623
Accrued liabilities	8,693	11,765
Deferred revenue	1,020	748
Capital lease obligation, current	—	347
Total current liabilities	14,936	18,286
Other long-term liabilities	305	166
TOTAL LIABILITIES	15,241	18,452
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2017 and 2016; none issued and outstanding	—	—
Common stock, $0.0001 par value: 500,000 shares authorized; 16,932 and 16,643 outstanding as of December 31, 2017 and 2016, respectively	2	2
Additional paid-in capital	101,697	99,756
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(65,764)	(55,290)
TOTAL STOCKHOLDERS’ EQUITY	35,931	44,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,172	$62,920

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
	(in thousands, except per share data)
Net revenue	$85,685	$102,208
Cost of net revenue	52,503	60,406
Gross profit	33,182	41,802
Operating expense:
Sales and marketing	21,514	23,167
Technology and development	12,062	12,825
General and administrative	10,110	10,192
Impairment charges	—	20,899
Restructuring costs	—	2,103
Total operating expense	43,686	69,186
Loss from operations	(10,504)	(27,384)
Interest income	181	179
Interest expense	(11)	(66)
Other income	81	411
Loss before income taxes	(10,253)	(26,860)
Provision (benefit) for income taxes	4	(390)
Net loss	$(10,257)	$(26,470)
Net loss per share of common stock:
Basic	$(0.61)	$(1.58)
Diluted	$(0.61)	$(1.58)
Shares used in computing net loss per share of common stock:
Basic	16,771	16,709
Diluted	16,771	16,709
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net of tax	(4)	—
Other comprehensive loss	(4)	—
Comprehensive loss	$(10,261)	$(26,470)

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Treasury Stock
Balance as of December 31, 2015	16,766	$2	$(203)	$99,344	$—	$(28,820)	$70,323
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	192	—	—	5	—	—	5
Repurchase of common stock	(315)	—	203	(1,224)	—		(1,021)
Stock-based compensation expense	—	—	—	1,631	—	—	1,631
Net loss	—	—	—	—	—	(26,470)	(26,470)
Other comprehensive loss	—	—	—	—	—	—	—
Balance as of December 31, 2016	16,643	2	—	99,756	—	(55,290)	44,468
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	217	—	(217)	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	308	—	—	13	—	—	13
Repurchase of common stock	(19)	—	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	—	1,769	—	—	1,769
Net loss	—	—	—	—	—	(10,257)	(10,257)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Balance as of December 31, 2017	16,932	$2	$—	$101,697	$(4)	$(65,764)	$35,931

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(10,257)	$(26,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,709	4,256
(Gain) loss on disposal of fixed assets	(31)	2
Stock-based compensation	1,769	1,607
Impairment charges	—	20,899
Deferred income taxes	92	(338)
Changes in operating assets and liabilities:
Accounts receivable	(138)	(608)
Inventory	(9)	731
Prepaid expenses, deferred costs and other current assets	211	(76)
Other assets	(9)	19
Accounts payable	548	(2,105)
Accrued royalties payable	(751)	(669)
Accrued and other liabilities	(2,832)	1,022
Deferred revenue	272	(116)
Net cash used in operating activities	(6,426)	(1,846)
Cash Flows from Investing Activities
Purchase of short-term investments	(7,995)	(23,808)
Proceeds from maturities of short-term investments	25,792	17,610
Purchase of property and equipment	(2,138)	(4,089)
Capitalization of software and website development costs	(2,430)	(2,415)
Proceeds from disposal of fixed assets	46	29
Net cash provided by (used in) investing activities	13,275	(12,673)
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	(347)	(565)
Proceeds from exercise of common stock options	13	5
Repurchase of common stock	(58)	(1,021)
Net cash used in financing activities	(392)	(1,581)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,457	(16,100)
Cash, cash equivalents and restricted cash—beginning of period	19,980	36,080
Cash, cash equivalents and restricted cash—end of period	$26,437	$19,980
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32	$44
Income taxes paid (refunded) during the period	—	(13)
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$—	$103

The accompanying notes are an integral part of these consolidated financial statements.

CAFEPRESS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations
CafePress Inc. (the "Company," "we," "us," "our") is a provider of gifts and expressories. We take pride in helping to facilitate human connections by inspiring people to express themselves with the best assortment of engaging merchandise. We were founded in 1999 as a California corporation, we reincorporated in Delaware in 2005 and we completed our initial public offering in April 2012.
We are a leading provider of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
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
Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates. Our most critical estimates relate to revenue recognition, property and equipment, inventory and income taxes.
Revenue Recognition
We derive our revenue primarily from our e-commerce websites (collectively referred to as "CafePress.com") and associated Retail Partner Channel (collectively referred to as "Retail Partner Channel"). We recognize revenue from product sales, net of estimated returns based on historical experience, when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We evaluate principal or agent considerations to determine whether it is appropriate to record platform fees paid to our Retail Partner Channel as an expense or as a reduction to revenue. Platform fees are recorded as sales and marketing expense and are not recorded as a reduction to revenue because we are responsible for fulfilling the order in the transaction, are subject to inventory and credit risk and have latitude in establishing prices and selecting suppliers.
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
We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a significant, adverse change in legal factors or in the business climate, among other items, may be indications of potential impairment issues. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, an impairment is recorded based on the excess of carrying value over the fair value of the asset.
Inventory
Inventory is comprised primarily of raw materials and is stated at lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The cost of excess or obsolete inventory is written down to net realizable value when we determine inventories to be slow moving, obsolete or excess, or where the selling price of the product is insufficient to cover product costs and selling expense. This evaluation takes into account expected demand, historical usage, product obsolescence and other factors. Recoveries of previously written down inventory are recognized only when the related inventory is sold and revenue has been recognized.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts with an original maturity of 90 days or less at the time of purchase.
Short-Term Investments

We classify short-term investment, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income (loss) in accumulated deficit in the Consolidated Balance Sheets. Realized gains and losses on investments are included in other income (loss) and are derived using the specific identification method for determining the cost of securities sold.

Short-term investments are reviewed quarterly to identify possible other-than-temporary impairment. When evaluating the investments, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, our intent to sell, or whether it would be more likely than not that we would be required to sell the investments before the recovery of their amortized cost basis.
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
Internal Use Software and Website Development Costs
We capitalize eligible costs associated with website development and for software developed or obtained for internal use. We expense all costs that relate to the planning associated with website development and for the post-implementation phases of development as product development expense. Payroll and payroll-related costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life of two years. Costs associated with repair or maintenance are expensed as incurred. For the years ended December 31, 2017 and 2016, we capitalized $2.4 million in each year respectively, of website development costs and software development costs related to software for internal use. Capitalized internal use software is included in property and equipment, net.
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
Certain financial instruments are carried at cost on the Consolidated Balance Sheets, which approximates fair value due to their short-term, highly liquid mature. The carrying amounts of cash and cash equivalents, money market accounts, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

Concentration of Credit Risk and Other Risks and Uncertainties
We continually monitor our position with, and the credit quality of, the financial institutions that are counterparties to our financial instruments.
Our products and services are concentrated in the e-commerce industry, which is highly competitive and rapidly changing.
Our net revenue is settled primarily through credit cards, and to a lesser extent, amounts invoiced to fulfillment services customers and group-buying service providers. For all periods presented, the substantial majority of net revenue were settled through payments by credit card and for the years ended December 31, 2017 and 2016, no customer accounted for more than 10% of total net revenue. Credit card receivables settle relatively quickly, and we maintain allowances for potential credit losses based on historical experience. To date, such losses have not been material and have been within management’s expectations.
Our trade accounts receivable is derived primarily from customers located in the United States and consist primarily of amounts due from partners and group-buying service providers. We perform an initial credit evaluation at the inception of a contract and regularly evaluate our ability to collect outstanding customer invoices. No customers accounted for more than 10% of total accounts receivable as of December 31, 2017 and 2016.
Our accounts payable is settled based on contractual payment terms with our suppliers. One supplier accounted for 10% of accounts payable as of December 31, 2017 and 2016.
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
Our contracts with some licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of sales. When no significant performance remains with the licensor, we initially record each of these guarantees as an asset and as a liability at the contractual amount. We record an asset for the right to use the content on its merchandise because it represents a probable future economic benefit. When significant performance remains with the licensor, we record prepaid royalty payments as an asset when actually paid. We recorded royalty assets of $0.4 million and $0.5 million as of December 31, 2017 and 2016, respectively. We recorded a minimum guaranteed liability of $0.3 million and $0.4 million as of December 31, 2017 and 2016, respectively. We classify accrued minimum royalty obligations as current liabilities to the extent they are contractually due within twelve months.
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
Cost of Net Revenue
Cost of net revenue includes materials, shipping, labor, royalties, depreciation and other fixed overhead costs related to manufacturing facilities, as well as outbound shipping and handling costs, including those related to promotional free shipping and subsidized shipping and handling. Royalty payments or commission expense to content owners for transactions where we act as principal and record revenue on a gross basis are included in cost of net revenue and accrued in the period revenue is recognized. Such royalty and commission payments included in cost of net revenue were $5.1 million and $6.2 million for the years ended December 31, 2017 and 2016, respectively.
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
Restructuring Costs
We record restructuring costs when expenses are incurred. We accrue for lease termination costs when the restructuring event takes place. We accrue for severance costs once the total severance expense has been calculated, approved and communicated. We also accelerate depreciation using a revised economic life of the leasehold improvement assets. Financial information about the $2.1 million restructuring costs recorded during the year ended December 31, 2016 is discussed in Note 8 - Restructuring in the accompanying Notes to Consolidated Financial Statements.
Advertising Expense
The costs of producing advertisements are expensed at the time production occurs and the cost of communicating advertising is expensed in the period during which the advertising space is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is primarily on a pay-per-click basis. Advertising expenses totaled $9.6 million and $9.4 million during the years ended December 31, 2017 and 2016, respectively.
Stock-Based Compensation
We measure stock based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock awards.
We estimate the fair value of stock options and performance stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them and the estimated volatility of our common stock price. We recognize forfeitures as they occur. The fair value is than amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Compensation expense associated with performance based options is recognized using an attribution model and is based on whether or not satisfaction of the performance criteria is probable.
The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense is recognized for restricted stock awards on a straight-line basis over the requisite service period.
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
Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance will become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We do not believe this update will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows under a retrospective transition approach. We early adopted this guidance as of September 30, 2017, and the adoption of this accounting standard resulted in a $3.4 million impact to investing cash flows for the year ended December 31, 2016.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$24,924	$19,980
Restricted cash	1,513	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$26,437	$19,980

Previously, we had an outstanding letter of credit of $1.5 million ("Letter of Credit"), secured by our existing operating cash, as required under the terms of our production facility and fulfillment center lease. As of December 31, 2017, as further disclosed in Note 5 - Escrow Agreement, amounts included in restricted cash represent funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord to replace the Letter of Credit.

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
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with the new revenue standard, see below. Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The ASU is effective for fiscal years beginning after December 15, 2017, and is applied either using a modified retrospective transition method or retrospectively. Early adoption is permitted. We do not expect the adoption of the standard to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-9, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that for our one remaining operating lease that will be in effect, upon adoption of Topic 842, we will record an estimated lease right of use asset of $2.1 million and a corresponding lease liability of $2.1 million. We anticipate electing the practical expedient in Accounting Standards Codification ("ASC") 842 and will not separate the nonlease components from the lease component. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” We adopted ASU 2015-11 on January 1, 2017, and the standard did not have a material impact on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt the requirements of the new standard on January 1, 2018 and anticipate using the full retrospective transition approach. We do not expect the adoption of the new standard to significantly impact the timing and measurement of revenue recognized. Revenue related to our Retail Partner Channel will continue to be recognized on a gross basis as we control the goods before the goods are transferred to the customer. We completed our implementation of the quantitative and qualitative disclosures and will continue to disaggregate our revenue between CafePress.com and Retail Partner Channel as well as to customers located in the United States and to customers located outside of the United States. We determined that disaggregating revenue into these categories achieves the disclosure objectives for ASC 606 to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 12 - Segment Information, our business consists of one reportable segment. All disaggregated revenue is recorded within the one operating segment. Revenue by geography is based on the location to where the product was shipped.

2. Short-term Investments and Fair Value of Financial Instruments
Our investment policy is consistent with the definition of available-for-sale securities. We do not buy and hold securities principally for the purpose of selling them in the near future. Our policy is focused on the preservation of capital, liquidity and return. From time to time, we may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
Cash	$17,675	$—	$—	$17,675	$17,675	$—	$1,513
Level 1 securities:
Money market funds	7,249	—	—	7,249	7,249	—	—
Level 2 securities:
Corporate debt securities	2,212	—	(6)	2,206	—	2,206	—
Government securities	3,549	3	(1)	3,551	—	3,551	—
Certificate of deposit	250	—	—	250	—	250	—
Total	$30,935	$3	$(7)	$30,931	$24,924	$6,007	$1,513

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
Cash	$8,854	$—	$—	$8,854	$8,854	$—	$—
Level 1 securities:
Money market funds	11,126			11,126	11,126	—	—
Level 2 securities:
Corporate debt securities	—	—	—	—	—	—	—
Government securities		—	—	—	—	—	—
Certificate of deposit	23,808	—	—	23,808	—	23,808	—
Total	$43,788	$—	$—	$43,788	$19,980	$23,808	$—

(1) Restricted cash represents funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in our available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

Because we do not intend to sell the investments that are in an unrealized loss position and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2017. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the years ended December 31, 2017 and 2016, respectively.

There were no material gross realized gains or losses from the sale of available-for-sale investments in the years ended December 31, 2017 and 2016. Realized gains and losses and interest income are included in other income (expense) on the Consolidated Statements of Operations.

The following table summarize the short-term investment activity (in thousands):

	Year Ended December 31,
	2017	2016
Proceeds from sale of short-term investments	$—	$—
Proceeds from maturities and calls of short-term investments	$25,792	$17,610
Purchases of short-term investments	$7,995	$23,808
Gross realized gains (losses) on sales of short-term investments	$—	$—

The estimated fair value of short-term investments by contractual maturity as of December 31, 2017 is as follows (in thousands):

Due within one year	$5,666
Due after one year and through five years	341
Total short-term investments	$6,007

3. Balance Sheet Items
Inventory, net
The following table shows the components of inventory, net (in thousands):

	December 31,
	2017	2016
Raw materials	$3,404	$3,422
Less: reserve for obsolescence	(276)	(303)
Inventory, net	$3,128	$3,119
Property and equipment, net
The following table shows the components of property and equipment, (in thousands):

	December 31,
	2017	2016
Land and building	$3,675	$3,675
Computer equipment and office furniture	7,897	7,678
Computer software	1,925	1,795
Internal use software and website	14,270	11,207
Internal use software and website development in progress	204	849
Production equipment	14,435	13,685
Leasehold improvements	3,061	3,003
Total property and equipment	45,467	41,892
Less: accumulated depreciation and amortization	(34,788)	(30,956)
Property and equipment, net	$10,679	$10,936

Effective as of December 31, 2015, we completed the purchase of approximately 1.6 acres of land and an on-site building with approximately 25,000 square feet located in Louisville, Kentucky, to be used for our corporate offices. The total cash purchase price at the closing on December 31, 2015 was $1.8 million. We moved our corporate functions into the newly purchased building in May 2016.
Depreciation and amortization expense was $4.7 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.

Accrued liabilities
The following table shows the components of accrued liabilities (in thousands):

	December 31,
	2017	2016
Production costs	$4,037	$5,323
Payroll and employee related expense	1,382	1,337
Accrued advertising	1,323	1,616
Accrued sales and business taxes	919	1,072
Professional services	226	564
Unclaimed royalty payments	207	433
Other accrued liabilities	204	332
Royalties-minimum guarantee	194	299
Allowance for sales returns and chargebacks	181	219
Restructuring	20	570
Accrued liabilities	$8,693	$11,765
Allowance for sales returns and chargebacks
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	December 31,
	2017	2016
Allowance for sales returns and chargebacks:
Balance, beginning of period	$219	$232
Add: provision	2,469	2,662
Less: deductions and other adjustments	(2,507)	(2,675)
Balance, end of period	$181	$219

4. Related Party Transactions
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with us. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by us and $0.5 million is in the form of a non-interest bearing note receivable due on or before December 31, 2018. The $0.5 million note receivable is still outstanding at December 31, 2017.

5. Escrow Agreement
On September 15, 2017, the Letter of Credit provided to the landlord under our production and fulfillment center lease was replaced by an escrow agreement. Pursuant to the terms of the escrow agreement, we deposited $1.5 million in a non-interest bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term.

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
During 2017, we repurchased 18,861 shares of our common stock at an average cost of $3.10 per share for a total cost of $0.1 million.
During 2016, we repurchased 315,503 shares of our common stock at an average cost of $3.22 per share for a total cost of $1.0 million
Stock option plan
The Company adopted stock option plans in 1999, 2004 and 2012 under which 4,534,239 options have been authorized but not issued as of December 31, 2017. The total remaining available to be granted as of December 31, 2017 is 1,524,304 shares.
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
Employee Stock Purchase Plan
In August 2011, the Company’s Board of Directors approved the reservation for future issuance under the Company’s Employee Stock Purchase Plan, or the ESPP, of a total of 250,000 shares of common stock. The ESPP became effective immediately prior to the completion of the IPO. The price of stock purchased under the ESPP shall not be lower than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the applicable offering period or on the last day of the purchase period, whichever is less. There have been no purchases under the ESPP in 2017 or 2016.

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except weighted average exercise price):

	Number of stock options outstanding	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding—December 31, 2016	2,147	$4.79	6.35	$8
Granted	604	2.90
Exercised	(6)	2.12
Forfeited	(475)	6.24
Outstanding—December 31, 2017	2,270	$3.99	6.81	$—
Options vested and expected to vest—December 31, 2017	2,270	$3.99	6.81	$—
Options exercisable—December 31, 2017	905	$4.83	5.05	$—
The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0.0 million and $0.1 million, respectively.
The following table summarizes information regarding stock options outstanding at December 31, 2017:

	Options outstanding			Options vested and exercisable
Exercise prices	Number of stock options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price per share	Shares subject to stock options	Weighted average exercise price per share
	(in thousands)			(in thousands)
$2.08-$3.08	230	9.13	$2.50	15	$3.08
$3.09-$3.09	92	8.84	$3.09	25	$3.09
$3.13-$3.13	470	9.19	$3.13	88	$3.13
$3.25-$3.27	254	8.33	$3.26	68	$3.26
$3.74-$3.74	257	8.00	$3.74	—	$—
$4.14-$4.14	147	7.38	$4.14	95	$4.14
$4.30-$4.30	267	4.37	$4.30	172	$4.30
$4.66-$4.66	103	4.86	$4.66	54	$4.66
$5.07-$5.07	247	3.59	$5.07	206	$5.07
$5.58-$18.80	203	2.07	$7.08	182	$7.26
$2.08-$18.80	2,270	6.81	$3.99	905	$4.83
Included in the stock options outstanding as of December 31, 2017 are 380,632 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ending December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA; and (iii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of December 31, 2017, we have estimated that it is not probable that the performance criteria will be met and, accordingly, no stock compensation expense for the performance shares has been recorded. At December 31, 2017, we had $0.8 million of unrecognized compensation expense related to these performance awards.

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
Restricted stock award and restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of units outstanding	Weighted average grant date fair value per unit
Awarded and unvested at December 31, 2016	440	$3.69
Granted	702	3.00
Vested	(302)	3.42
Forfeited and canceled	(100)	3.13
Awarded and unvested at December 31, 2017	740	$3.22
Included in the restricted stock units granted as of December 31, 2017 are 184,026 performance-based restricted stock units ("PSUs") that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2019. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of December 31, 2017, we have estimated that it is not probable that the performance criteria will be met and, accordingly, no stock compensation expense for the PSU has been recorded. At December 31, 2017, we had $0.6 million of unrecognized compensation expense related to the PSUs.
Stock-based compensation expense
The fair value of the option awards was calculated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2017	2016
Expected term (in years)	4.4	6.0
Risk-free interest rate	1.91%	1.40%
Expected volatility	54%	57%
Expected dividend rate	0%	0%
The expected term of all options granted now gives consideration to historical exercises, assumed forfeitures when they occur and the options' contractual terms. The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life. The expected volatility is based on our historical stock price. A dividend yield of zero is applied since we have not historically paid dividends and has no intention to pay dividends in the near future.
The weighted-average fair value of options granted was $1.30 and $1.86 for the years ended December 31, 2017 and 2016, respectively.
Employee stock-based compensation expense recorded is calculated and recorded based on awards ultimately expected to vest and as described in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, we adopted ASU 2016-09 and will recognize forfeitures when they occur.

Cost of net revenue and operating expense includes stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2017	2016
Cost of net revenue	$15	$49
Sales and marketing	85	269
Technology and development	31	81
General and administrative	1,638	1,208
Total stock-based compensation expense	$1,769	$1,607
Capitalizable stock-based compensation relating to inventory or deferred cost of revenues was not significant for any period presented. We capitalized $0 and $24 thousand of stock-based compensation relating to software developed for internal use, including website development costs during the years ended December 31, 2017 and 2016, respectively.
At December 31, 2017, we had $3.0 million of total unrecognized compensation expense related to stock option and restricted stock plans that will be recognized over a weighted-average period of approximately two years.

7. Income Taxes
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current (benefit) tax expense:
Federal	$(92)	$(67)
State	4	15
Total current	(88)	(52)
Deferred tax (benefit) expense:
Federal	92	(321)
State	—	(17)
Total deferred	92	(338)
Total provision (benefit) for income taxes	$4	$(390)
The (provision) benefit for income taxes differs from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2017	2016
Federal statutory tax rate	34.0%	34.0%
State taxes	0.9	0.3
Federal tax reform - deferred rate change	(52.7)	—
Goodwill impairment	—	(25.1)
Change in valuation allowance	17.8	(7.5)
Stock-based compensation	(0.1)	(0.1)
Meals, entertainment and other	0.1	(0.1)
Total	—%	1.5%
Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss and credit carryforwards	$8,290	$9,369
Deferred loss on asset sale	1,298	2,008
Stock-based compensation	559	867
Reserves and accruals	518	809
Research and other credits	—	92
Fixed assets and intangibles	(272)	(491)
Total gross deferred tax assets	10,393	12,654
Less: Valuation allowance	(10,393)	(12,562)
Total deferred tax assets	$—	$92
We have weighed both positive and negative evidence and determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses which we considered significant verifiable negative evidence. The valuation allowance decreased by $2.2 million and $1.2 million during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we maintain a valuation allowance on all of our deferred tax assets.

At December 31, 2017, we had approximately $34.4 million of Federal and $20.7 million of State operating loss carryforwards available to reduce future taxable income. The federal net operating loss carryforwards begin to expire in 2034 and the various state net operating loss carryforwards begin to expire in 2023.
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
We currently have no liability recorded as of December 31, 2017 for unrecognized income tax benefits. Our policy is to recognize interest and penalties related to income taxes in income tax expense. We are subject to tax in the United States and certain other jurisdictions. We are subject to examination by tax authorities for the years including and after 2013 for the United States and for other jurisdictions. Although timing or resolution value of any examination is highly uncertain, we believe it is reasonably possible that the unrecognized tax benefits would not materially change in the next twelve months.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects our 2017 deferred tax asset balances and establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.
On December 22, 2017, the SEC issued staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, we completed our analysis and have reflected the income tax effects of those aspects of the Tax Act.
As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax assets as of December 31, 2017. Based on this revaluation, the total amount of our deferred tax assets before valuation allowance decreased by $5.4 million as a result of the decrease in the federal tax rate.
As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences. We adopted this ASU on January 1, 2017 and elected to recognize forfeitures as they occur, and recognized the cumulative impact on that change through retained earnings and adjusted the related deferred tax asset. Adoption of ASU 2016-09 did not have a material impact on our income tax expense or our deferred tax asset balance as of December 31, 2017.

8. Restructuring
Restructuring costs were $2.1 million in the year ended December 31, 2016 and are included in “Restructuring costs” in the accompanying Condensed Consolidated Statements of Operations. During 2016, we completed a plan to transition portions of the remaining workforce in Hayward, California to our corporate headquarters in Louisville, Kentucky. This plan created efficiencies and streamlined our operations. In 2016, this expense consisted of severance charges of $1.8 million and a charge of $0.3 million for the abandonment of our office space in Hayward, California, which represented the net present value of the remaining minimum lease payments less sub-lease proceeds.
The change in the restructuring liability is summarized as follows (in thousands):

	December 31,
	2017	2016
Accrued restructuring balance, beginning of period	$570	$—
Employee severance	—	1,789
Lease related	(53)	314
Cash payments	(497)	(1,533)
Accrued restructuring balance, end of period	$20	$570

9. Net Loss per Share of Common Stock
Basic net loss per share is computed by dividing the net loss income attributable to common shares for the period by the weighted average number of common shares outstanding during the period.
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

	Year Ended December 31,
	2017	2016
Numerator:
Net loss	$(10,257)	$(26,470)
Denominator used in computing net loss per share of common stock:
Basic	16,771	16,709
Diluted	16,771	16,709
Net loss per share of common stock:
Basic	$(0.61)	$(1.58)
Diluted	$(0.61)	$(1.58)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2017	2016
Stock options to purchase common stock and restricted stock units	64	56

10. Commitments and Contingencies
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
In 2005, we entered into a capital lease agreement for a production facility in Louisville, Kentucky consisting of 126,352 square feet. The lease was amended in May 2007 to lease an additional 20,000 square feet. The capital lease had an interest rate of 6.5% and expired in 2017.
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
Under the terms of the Facility Lease Amendment, we established an escrow agreement for which we may be liable under the terms of the Facility Lease Amendment. See Note 5 - Escrow Agreement in the accompanying Notes to Consolidated Financial Statements.
In July 2015, we entered into an operating lease for office space in Hayward, California. During 2016, we abandoned this office space and recorded restructuring charges of $0.3 million. See Note 8 - Restructuring in the accompanying Notes to Consolidated Financial Statements.
On November 5, 2014, in connection with a purchase agreement, Phoenix Online LLC assumed a capital lease associated with our InvitationBox.com business. We provided a corporate guaranty for this capital lease for a period of five years from the effective date of the asset purchase agreement. During 2017, we amended our corporate guaranty with Phoenix Online LLC for an additional five years.
Future minimum lease payments under our non-cancelable operating lease as of December 31, 2017 is as follows:

Years Ended December 31,	Operating lease
2018	$719
2019	737
2020	756
2021	447
2022	—
Thereafter	—
Total minimum lease payments	$2,659
Rent expense for the years ended December 31, 2017 and 2016 was $0.9 million and $1.1 million, respectively.
Purchase commitments
As of December 31, 2017, our non-cancelable purchase obligations totaled $1.7 million, primarily related to inventory, goods and other services.

Royalty commitments

As of December 31, 2017, our royalty commitments related to our branded content owners totaled $0.2 million and $0.1 million for the years ended 2018 and 2019 respectively.
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

11. Employee Benefit Plans
We sponsor a 401(k) defined contribution plan covering all employees. A management committee determines matching contributions made by us annually. Matching contributions are made in cash and were $0.4 million and $0.5 million under this plan for the years ended December 31, 2017 and 2016.

12. Segment Information
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
Our revenues by geographic region, based on the location to where the product was shipped, are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016
United States	$77,462	$90,900
International	8,223	11,308
Total	$85,685	$102,208
All of our long-lived assets are located in the United States.

13. Selected Quarterly Data (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2017 and 2016 is provided below (in thousands, except per common share data).

	For the Three Months Ended,
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
	(In thousands, except per share amounts)
Net revenue	$18,289	$17,853	$15,349	$34,194
Gross profit	6,961	6,989	6,071	13,161
Net loss	(3,373)	(3,154)	(3,640)	(87)
Net loss per basic and diluted common share	$(0.20)	$(0.19)	$(0.22)	$(0.01)

	For the Three Months Ended,
	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
	(In thousands, except per share amounts)
Net revenue	$18,519	$20,304	$19,658	$43,727
Gross profit	7,876	8,682	8,437	16,807
Net (loss) income	(2,981)	(22,979)	(3,413)	2,903
Net (loss) income per basic and diluted common share	$(0.18)	$(1.37)	$(0.20)	$0.17

14. Subsequent Event

On January 9, 2018, as part of a cost reduction initiative, we reduced headcount by approximately 5%. The reduction happened during January of 2018 and we expect to incur restructuring costs of approximately $0.2 million.

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
Based on management’s evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management has concluded that our internal controls over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by the company’s independent registered public accounting firm due to the Company's status as a smaller reporting company.
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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our directors and executive officers is incorporated by reference from the information set forth under the captions “Election of Directors — Directors and Nominees” and Executive Officers and Directors” and “Corporate Governance — Corporate Governance Principles and Practice” in the Proxy Statement.
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
We have an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the audit committee are Tony Allen (chairperson), Kenneth McBride, Mary Ann Arico and Roger Shannon. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our audit committee. Our Board of Directors has determined that each of Tony Allen, Kenneth McBride, Mary Ann Arico and Roger Shannon qualifies as an “audit committee financial expert” within the meaning of such regulations.

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
The following chart sets forth certain information as of December 31, 2017, with respect to our equity compensation plans, specifically our 1999 Equity Incentive Plan, or the 1999 Stock Plan, our 2004 Amended and Restated Stock Incentive Plan, or the 2004 Stock Plan, and our Amended and Restated 2012 Stock Incentive Plan, or the 2012 Stock Plan. Each of the 1999 Stock Plan, 2004 Stock Plan and the 2012 Stock Plan has been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Awards, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Awards, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,009,935	$3.01	1,524,304
Equity compensation plans not approved by security holders	—	—
Total	3,009,935	$3.01	1,524,304	(1)

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

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.		Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-35468	3	(i)	5/15/2012
3.2	Amended and Restated Bylaws of the Company	10-Q	001-35468	3	(ii)	5/15/2012
4.1	Specimen Common Stock Certificate	S-1	333-174829	4.1		3/28/2012
4.2	Investors’ Rights Agreement dated as of January 21, 2005, as amended	S-1	333-174829	4.2		3/28/2012
10.1+	CafePress Inc. 1999 Equity Incentive Plan and related form agreement	S-1	333-174829	10.1		3/28/2012
10.2+	CafePress Inc. 2004 Amended and Restated Stock Incentive Plan and related form agreements	S-1	333-174829	10.2		3/28/2012
10.3+	CafePress Inc. Amended and Restated 2012 Stock Incentive Plan and related form agreements	S-1	333-174829	10.3		3/28/2012
10.4+	CafePress Inc. Employee Stock Purchase Plan	S-1	333-174829	10.10		3/28/2012
10.5+	Form of Indemnification Agreement between the Company and its officers and directors	S-1	333-174829	10.4		3/28/2012
10.6+	Form of Amended and Restated Change in Control Agreement with Senior Management	10-K	001-35468	10.6		3/31/2014
10.7+	Offer Letter with Fred E. Durham III	8-K	001-35468	10.1		8/4/2014
10.8+	Change of Control Agreement with Fred E. Durham III	8-K	001-35468	10.2		8/4/2014
10.9+	Lease Agreement between the Company and Riverport Group, LLC dated as of May 3, 2005, including amendments thereto	S-1	333-174829	10.8		3/28/2012
10.10+	Second Amendment and Modification to the Lease Agreement between the Company and Riverport Group, LLC, dated as of August 1, 2012	10-Q	001-35468	10.1		11/4/2012
10.11+	Purchase Agreement, dated as of October 9, 2015, by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1		10/13/2015

Where Located
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed herewith
10.12+	First Amendment to Purchase Agreement, dated as of October 16, 2015 by and between Hameron Properties I LLC and the Company	8-K	001-35468	10.1	10/21/2015
10.13+	2016 Cash Bonus Plan	8-K	001-35468	10.1	3/8/2016
10.14+	Form of EEIP Restricted Stock Unit Agreement	8-K	001-35468	10.1A	4/26/2016
10.15+	Form of EEIP Performance Based Stock Option Agreement	8-K	001-35468	10.1B	4/26/2016
10.16+	Offer Letter with Phillip L. Milliner, Jr.	8-K	001-35468	10.1	7/20/2016
10.17+	Change of Control Agreement with Phillip L. Milliner, Jr.	8-K	001-35468	10.2	7/20/2016
10.18+	2017 Cash Bonus Plan	8-K/A	001-35468	10.1	3/16/2017
10.19+	Form of Restricted Stock Unit	8-K/A	001-35468	10.1A	3/16/2017
10.20+	Form of Nonstatutory Stock Option Agreement	8-K/A	001-35468	10.1B	3/16/2017
10.21+	Form of Performance-Restricted Stock Unit Agreement	8-K/A	001-35468	10.1C	3/16/2017
10.22+	Form of Retention Award Agreement	8-K	001-35468	10.1	8/17/2017
21.1	List of Subsidiaries	10-K	001-35468	21.1	3/10/2017	X
23.1	Consent of BDO USA, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (see signature page)					X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
32.1(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200 (18 U.S.C. Section 1350)					X
32.2(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

+	Management contract, compensatory plan or arrangement.

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

(c)	Financial Statement Schedules
CAFEPRESS INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Other	Balance at End of Year
	(in thousands)
Deferred Tax Valuation Allowance:
Year Ended December 31, 2017	$12,562	$(2,169)	$—	$—	$10,393
Year Ended December 31, 2016	11,373	1,189	—	—	12,562

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
Date: February 28, 2018
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

Name	Title	Date
/s/ Fred E. Durham III	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2018
Fred E. Durham III

/s/ Phillip L. Milliner Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
Phillip L. Milliner Jr.

/s/ Anthony C. Allen	Director	February 28, 2018
Anthony C. Allen

/s/ Mary Ann Arico	Director	February 28, 2018
Mary Ann Arico

/s/ Laurie Furber	Director	February 28, 2018
Laurie Furber

/s/ Alan B. Howe	Director	February 28, 2018
Alan B. Howe

/s/ Kenneth McBride	Director	February 28, 2018
Kenneth McBride

/s/ Roger D. Shannon	Director	February 28, 2018
Roger D. Shannon