Form 10-Q
period 2018-03-31
CAFEPRESS INC.
filed 2018-05-02
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of shares outstanding of the registrant’s common stock as of April 25, 2018 was 16,986,189 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,406	$24,924
Short-term investments	8,011	6,007
Accounts receivable	818	1,496
Inventory, net	2,372	3,128
Deferred costs	550	781
Prepaid expenses and other current assets	2,122	2,412
Total current assets	28,279	38,748
Property and equipment, net	10,003	10,679
Restricted cash	1,513	1,513
Other assets	177	232
TOTAL ASSETS	$39,972	$51,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,097	$2,351
Accrued royalties payable	1,643	2,872
Accrued liabilities	3,643	8,693
Deferred revenue	654	1,020
Total current liabilities	7,037	14,936
Other long-term liabilities	305	305
TOTAL LIABILITIES	7,342	15,241
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2018 and December 31, 2017; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 16,978 and 16,932 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	101,994	101,697
Accumulated other comprehensive income (loss)	1	(4)
Accumulated deficit	(69,367)	(65,764)
TOTAL STOCKHOLDERS’ EQUITY	32,630	35,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,972	$51,172
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenue	$14,550	$18,289
Cost of net revenue	9,181	11,328
Gross profit	5,369	6,961
Operating expense:
Sales and marketing	3,580	4,410
Technology and development	2,478	2,976
General and administrative	2,402	2,957
Restructuring costs	605	—
Total operating expense	9,065	10,343
Loss from operations	(3,696)	(3,382)
Interest income	47	42
Interest expense	—	(6)
Other income (expense), net	46	(26)
Loss before income taxes	(3,603)	(3,372)
Provision for income taxes	—	1
Net loss	$(3,603)	$(3,373)
Net loss per share of common stock:
Basic	$(0.21)	$(0.20)
Diluted	$(0.21)	$(0.20)
Shares used in computing net loss per share of common stock:
Basic	16,946	16,639
Diluted	16,946	16,639
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of tax	5	—
Other comprehensive income	5	—
Comprehensive loss	$(3,598)	$(3,373)
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,603)	$(3,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,101	1,055
Loss on disposal of fixed assets	88	10
Stock-based compensation	297	419
Changes in operating assets and liabilities:
Accounts receivable	678	649
Inventory	756	457
Prepaid expenses and other current assets	521	161
Other assets	55	(30)
Accounts payable	(1,254)	(447)
Accrued royalties payables	(1,229)	(1,627)
Accrued and other liabilities	(5,050)	(6,420)
Deferred revenue	(366)	33
Net cash used in operating activities	(8,006)	(9,113)
Cash Flows from Investing Activities:
Purchase of short-term investments	(1,999)	(2,232)
Proceeds from maturities of short-term investments	—	4,464
Purchase of property and equipment	(43)	(454)
Capitalization of software and website development costs	(553)	(591)
Proceeds from disposal of fixed assets	83	3
Net cash (used in) provided by investing activities	(2,512)	1,190
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	—	(147)
Repurchases of common stock	—	(58)
Net cash used in financing activities	—	(205)
Net decrease in cash, cash equivalents and restricted cash	(10,518)	(8,128)
Cash, cash equivalents and restricted cash — beginning of period	26,437	19,980
Cash, cash equivalents and restricted cash— end of period	$15,919	$11,852
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$92	$24
Income taxes paid during the period	4	—
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$—	$246
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
Most of our net revenue is generated from sales of customized products through our e-commerce websites (collectively referred to as "CafePress.com"), other third-party marketplaces (collectively referred to as "Retail Partner Channel") or through storefronts hosted by CafePress ("Shops"). In addition, we currently generate limited revenue from third-party printing and fulfillment services. Customized products include user-designed products as well as products designed by our content owners known as Shopkeepers.
An important revenue driver is customer acquisition, primarily through online marketing efforts, including paid and organic search, e-mail, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. As a result, our sales and marketing expense is our largest operating expense.
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed on February 28, 2018 with the SEC. Our critical accounting policies are revenue recognition, property and equipment, inventory and income taxes. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data of our Annual Report on Form 10-K.
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
Revenue recognition
We derive our revenue primarily from our e-commerce websites (collectively referred to as “CafePress.com”) and other third-party marketplaces (collectively referred to as “Retail Partner Channel”). Revenue is recognized when control of the goods is transferred to our customers upon receipt, in an amount that reflects the consideration to which we expect to be entitled in exchange for delivering these goods. We recognize revenue when the following revenue recognition criteria are met: (1) identification of the contract with a customer; (2) identification of the performance obligation in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligation in the contract; and (5) recognition of revenue when we satisfy a performance obligation.
CafePress.com and Retail Partner Channel revenue primarily consist of the sale of customized products such as t-shirts and apparel, mugs and drinkware and home goods such as shower curtains and bed coverings. Each item included in orders from CafePress.com or our Retail Partner Channel is a separate performance obligation because our customers can benefit from each item individually on its own, and we sometimes fulfill an order in multiple shipments. As control transfers to the customer upon delivery, we account for shipping as a fulfillment cost, and, therefore, fees received for shipping are included in our transaction price.
Revenue is recognized at the point in time when the customer receives the goods and is recorded net of promotional discounts and return allowances. Revenue is also recorded net of sales and consumption taxes following the practical expedient in Accounting Standards Codification ("ASC") 606. We periodically provide incentive offers to customers to encourage purchases. Such offers include current discount offers such as percentage discounts off current purchases and other similar offers. Current discount offers, when used by customers are treated as a reduction of revenue. We maintain an allowance for estimated returns and credit card chargebacks under the expected value method based on current period revenue, judgement and historical experience. Because of the seasonality of our business, our allowance is further reviewed during the fourth quarter to determine whether the liability is sufficient for returns processed after the holiday season. Our net revenue is settled through credit cards and PayPal, and our accounts receivable primarily consists of credit card receivables that settle in less than 7 days. Sales settled through PayPal are collected within one business day of the customer order.
We evaluated principal vs. agent considerations to determine whether it is appropriate to record platform fees paid to our Retail Partner Channel as an expense or as a reduction of revenue. Platform fees are recorded as sales and marketing expense and are not recorded as a reduction of revenue because we control the goods before they are transferred to the customer. Specifically, we are responsible for fulfilling the order in the transaction, are subject to inventory and credit risk and have latitude in establishing prices and selecting suppliers.
Deferred revenue includes funds received in advance of product fulfillment and is deferred until the customer receives the shipped goods. Direct and incremental costs such as materials, shipping, labor and platform fees associated with deferred revenue are classified as deferred costs and recognized in the period revenue is recognized.

Net revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
CafePress.com revenue	$9,776	$13,651
Retail Partner Channel revenue	4,774	4,638
Total revenue	$14,550	$18,289
We disaggregate our revenue between CafePress.com and our Retail Partner Channel as well as to customers located in the United States and to customers located outside of the United States. We determined that disaggregating revenue into these categories achieves the disclosure objectives for ASC 606 to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 1 - Business and Summary of Significant Accounting Policies - Segments, our business consists of one reportable segment. All disaggregated revenue is recorded within the one operating segment. Revenue by geography is based on the location to where the product was shipped and is summarized in Note 8- Geographic Information.
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$14,406	$24,924
Restricted cash	1,513	1,513
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,919	$26,437

Previously, we had an outstanding letter of credit of $1.5 million ("Letter of Credit"), secured by our existing operating cash, as required under the terms of our production facility and fulfillment center lease. As of March 31, 2018, as further disclosed in Note 4, amounts included in restricted cash represents funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord to replace the Letter of Credit.
Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our 2017 deferred tax asset balances and establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.
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
We have weighed both positive and negative evidence and have determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. As of March 31, 2018, we maintain a valuation allowance on substantially all of our deferred tax assets.
Recent accounting pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects from the Tax Act. This guidance will become effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently evaluating the impact of this updated standard, but we do not believe this update will have an impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 will clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. We adopted ASU 2017-09 on January 1, 2018, and this standard did not have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be treated prospectively as of the earliest date practicable. We adopted ASU 2016-15 on January 1, 2018, and this standard did not have an impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 introduces a new forward-looking "expected loss" approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables and available-for-sale securities. The estimate of expected credit losses will incorporate the consideration of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity's assumptions, models and methods for estimating credit losses. ASU 2016-13 is effective for financial statements issued for annual periods beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this updated standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The ASU exempts prepaid gift certificates from the guidance on extinguishing financial liabilities. The gift certificates will be subject to breakage accounting consistent with ASU 2014-09 Revenue from Contracts with Customers (Topic 606). Breakage should only be recognized to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. We adopted ASU 2016-04 on January 1, 2018, and this standard did not have an impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that, for our one remaining operating lease that will be in effect, upon adoption of Topic 842, we will record an estimated lease right-of-use asset of $2.1 million and a corresponding lease liability of $2.1 million. We anticipate electing the practical expedient in ASC 842 and will not separate the nonlease components from the lease component. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASU 2014-09 on January 1, 2018 and used the full retrospective transition approach. The adoption of the new standard did not have any impact to our previously reported results as the impact to the timing and measurement of revenue recognized was not significant. Revenue related to our Retail Partner Channel will be recognized on a gross basis, as it was under ASC 605, as we control the goods before the goods are transferred to the customer.

2. Investments and Fair Value of Financial Instruments
Our investment policy is consistent with the definition of available-for-sale securities. We do not buy and hold securities principally for the purpose of selling them in the near future. Our policy is focused on the preservation of capital, liquidity and return. From time to time, we may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
Cash	$5,778	$—	$—	$5,778	$5,778	—	$1,513
Level 1 securities:
Money market funds	8,628	—	—	8,628	8,628	—	—
Level 2 securities:
Corporate debt securities	2,607	—	(10)	2,597	—	2,597
Government securities	5,153	$13	(2)	5,164	—	5,164
Certificate of deposit	250			250		250
Total	$22,416	$13	$(12)	$22,417	$14,406	$8,011	$1,513

(1) Restricted cash represents funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord.

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
Cash	$17,675	$—	$—	$17,675	$17,675	—	$1,513
Level 1 securities:
Money market funds	7,249	—	—	7,249	7,249	—	—
Level 2 securities:
Corporate debt securities	2,212	—	(6)	2,206	—	2,206
Government securities	3,549	$3	(1)	3,551	—	3,551
Certificate of deposit	250			250		250
Total	$30,935	$3	$(7)	$30,931	$24,924	$6,007	$1,513

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

Because we do not intend to sell the investments that are in an unrealized loss position, and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017, respectively. There were no material other-than-temporary impairment or credit losses related to available-for-sale securities in the three months ended March 31, 2018 and 2017, respectively.

There were no material gross unrealized gains or losses from the sale of available-for-sale investments in the three months ended March 31, 2018 and 2017, respectively. Realized gains and losses and interest income are included in other income (expense) on the Consolidated Statements of Comprehensive Loss.

The following table summarize the short-term investment activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Proceeds from sale of short-term investments	$—	$—
Proceeds from maturities and calls of short-term investments	—	4,464
Purchases of short-term investments	1,999	2,232
Gross realized gains (losses) on sales of short-term investments	—	—

The estimated fair value of short-term investments by contractual maturity as of March 31, 2018 is as follows (in thousands):

Due within one year	$6,278
Due after one year and through five years	1,733
Total short-term investments	$8,011

3. Balance Sheet Items
Inventory, net, is comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$2,643	$3,404
Finished goods	—	—
Less: reserve for obsolescence	(271)	(276)
Inventory, net	$2,372	$3,128
Property and equipment, net, is comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Land and building	$3,675	$3,675
Computer equipment and office furniture	7,921	7,897
Computer software	1,943	1,925
Internal use software and website development	14,905	14,270
Internal use software and website development in progress	121	204
Production equipment	14,229	14,435
Leasehold improvements	3,061	3,061
Total property and equipment	45,855	45,467
Less: accumulated depreciation and amortization	(35,852)	(34,788)
Property and equipment, net	$10,003	$10,679
Depreciation and amortization expense was $1.1 million for both of the three months ended March 31, 2018 and 2017, respectively.

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Production costs	$1,020	$4,037
Payroll and employee related expense	755	1,382
Accrued sales and business taxes	391	919
Accrued advertising	380	1,323
Restructuring	253	20
Royalties-minimum guarantee	226	194
Unclaimed royalty payments	220	207
Professional services	190	226
Other accrued liabilities	153	204
Allowance for sales returns and chargebacks	55	181
Accrued liabilities	$3,643	$8,693
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$181	$219
Add: provision	403	528
Less: deductions and other adjustments	(529)	(675)
Balance, end of period	$55	$72

4. Escrow Agreement
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

5. Stock-Based Compensation

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2017	2,270	$3.99	6.81	$—
Granted	195	1.40
Exercised	—	—
Forfeited	(408)	2.99
Outstanding — March 31, 2018	2,057	$3.94	6.08	$—
Vested and expected to vest — March 31, 2018	2,057		6.08	$—
Options exercisable — March 31, 2018	1,002		4.14	$—

Included in the stock options outstanding as of March 31, 2018 are 281,624 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA and (iii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of March 31, 2018, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the performance shares has been recorded. At March 31, 2018, we had $0.6 million of unrecognized compensation expense related to the performance awards.
Restricted stock unit activity
We may grant restricted stock units, ("RSUs") to our employees, consultants or outside directors under the provisions of our Amended and Restated 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2017	740	$3.22
Granted	70	1.55
Vested	(45)	3.40
Forfeited and canceled	(151)	3.02
Awarded and unvested at March 31, 2018	614	$3.07
Included in the restricted stock units outstanding as of March 31, 2018 are 129,651 performance-based restricted stock units ("PSUs") that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2019. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of March 31, 2018, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the PSUs has been recorded. At March 31, 2018, we had $0.4 million of unrecognized compensation expense related to the PSUs.
Stock-based compensation expense

We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three months ended March 31, 2018 and 2017, we calculated volatility using our historical volatility as we had sufficient public trading history.  The expected term of options granted gave consideration to historical exercises, assumed forfeitures when they occur and the options’ contractual term.  For all periods presented, the risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life, and a dividend yield of zero is applied since we have not historically paid dividends and have no intention to pay dividends in the near future.

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	5.6	4.1
Risk-free interest rate	2.6%	1.9%
Expected volatility	54%	55%
Expected dividend rate	0.0%	0.0%

The weighted average fair value of options granted was $0.72 and $1.37 for the three months ended March 31, 2018 and 2017 respectively.
Cost of net revenue and operating expense include stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of net revenue	$4	$4
Sales and marketing	11	25
Technology and development	5	9
General and administrative	277	381
Total stock-based compensation expense	$297	$419

6. Restructuring
Restructuring costs were $0.6 million for the three months ended March 31, 2018 and are included in "Restructuring costs" in the accompanying Condensed Consolidated Statements of Comprehensive Loss. During the first quarter of 2018, in light of our revenue declines, which we believe are related to changes in search engine algorithms, we recorded severance costs and completed a plan to unify and simplify our organization in order to improve business performance, profitability, cash flow generation and productivity.
The change in the restructuring liability is summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Accrued restructuring balance, beginning of period	$20	$570
Employee severance	605	—
Cash payments	(372)	(363)
Accrued restructuring balance, end of period	$253	$207

7. Net Loss per Share of Common Stock
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

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(3,603)	$(3,373)
Denominator used in computing net loss per share of common stock:
Basic	16,946	16,639
Diluted	16,946	16,639
Net loss per share of common stock:
Basic	$(0.21)	$(0.20)
Diluted	$(0.21)	$(0.20)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods in which we incurred a net loss because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options to purchase common stock and restricted stock units	84	87

8. Geographic Information
Our revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$12,890	$16,664
International	1,660	1,625
Total	$14,550	$18,289
All of our long-lived assets are located in the United States.

9. Related Party Transaction
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company, and $0.5 million is in the form of a non-interest bearing note receivable which is outstanding at March 31, 2018, and it is due on or before December 31, 2018.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities

Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our restructuring initiatives and the impact thereof, including unifying and simplifying the organization, business performance, profitability, cash flow generation and productivity, seasonal fluctuations in our business and the impact thereof on our revenue; the impact of our adoption of new accounting standards; statements about our expectations achieving the performance criteria of our performance equity awards; anticipated trends and challenges in our business and the markets in which we operate; customer acquisition costs as a predictor of future growth and a key investment lever and our plans to invest in sales and marketing expense; the continued expansion of our catalogs; expectations with respect to the fluctuation of cash provided by operating activities; our anticipated cash needs and our estimates regarding capital requirements; our needs for additional financing and the potential dilutive effect thereof; benefit of non-GAAP financial measures; the impact of a change in market interest rates; our exposure to foreign currency exchange rate fluctuations; the impact of inflation and changes thereto; the impact of any legal proceedings to which we are or may become a party and the impact and timing of costs related thereto; and the impact of the Tax Act.
These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, seasonality of our revenue, macroeconomic cycles and consumer discretionary spending, demand for our products and services, fluctuations in costs, particularly customer acquisition costs, changes in technology and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Our Business

We are a leading provider of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary, United States-based domain, CafePress.com and operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon and Walmart. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
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
Most of our net revenue is generated from sales of customized products through our e-commerce websites (collectively referred to as "CafePress.com"), other third-party marketplaces (collectively referred to as "Retail Partner Channel") or through storefronts hosted by CafePress ("Shops"). In addition, we currently generate limited revenue from third-party printing and fulfillment services. Customized products include user-designed products as well as products designed by our content owners known as Shopkeepers.
An important revenue driver is customer acquisition, primarily through online marketing efforts, including paid and organic search, e-mail, social, affiliate and an array of other channels, as well as the acquisition efforts of our content owners. As a result, our sales and marketing expense is our largest operating expense.

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

Basis of presentation
Net revenue
We derive our revenue primarily from CafePress.com and our Retail Partner Channel. Revenue is recognized when control of the goods is transferred to our customers upon receipt, in an amount that reflects the consideration to which we expect to be entitled in exchange for delivering these goods. We recognize revenue when the following revenue recognition criteria are met: (1) identification of the contract with a customer; (2) identification of the performance obligation in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligation in the contract; and (5) recognition of revenue when we satisfy a performance obligation.
CafePress.com and Retail Partner Channel revenue primarily consist of the sale of customized products such as t-shirts and apparel, mugs and drinkware and home goods such as shower curtains and bed coverings. Each item included in orders from CafePress.com or our Retail Partner Channel is a separate performance obligation because our customers can benefit from each item individually on its own, and we sometimes fulfill an order in multiple shipments. As control transfer to the customer upon delivery, we account for shipping as a fulfillment cost, and, therefore, fees received for shipping are included in our transaction price.
Revenue is recognized at the point in time when the customer receives the goods and is recorded net of promotional discounts and return allowances. Revenue is also recorded net of sales and consumption taxes following the practical expedient in Accounting Standards Codification ("ASC") 606. We periodically provide incentive offers to customers to encourage purchases. Such offers include current discount offers such as percentage discounts off current purchases and other similar offers. Current discount offers, when used by customers are treated as a reduction of revenue. We maintain an allowance for estimated returns and credit card chargebacks under the expected value method based on current period revenue, judgement and historical experience. Because of the seasonality of our business, our allowance is further reviewed during the fourth quarter to determine whether the liability is sufficient for returns processed after the holiday season. Our net revenue is settled through credit cards and PayPal, and our accounts receivable primarily consists of credit card receivables that settle in less than 7 days. Sales settled through PayPal are collected within one business day of the customer order.
We evaluated principal vs. agent considerations to determine whether it is appropriate to record platform fees paid to our Retail Partner Channel as an expense or as a reduction of revenue. Platform fees are recorded as sales and marketing expense and are not recorded as a reduction of revenue because we control the goods before they are transferred to the customer. Specifically, we are responsible for fulfilling the order in the transaction, are subject to inventory and credit risk and have latitude in establishing prices and selecting suppliers.
Deferred revenue includes funds received in advance of product fulfillment and is deferred until the customer receives the shipped goods. Direct and incremental costs such as materials, shipping, labor and platform fees associated with deferred revenue are classified as deferred costs and recognized in the period revenue is recognized.
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
Operating expense
Operating expense consists of sales and marketing, technology and development, general and administrative expense and restructuring costs.
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

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2018	2017
Net revenue	100.0%	100.0%
Cost of net revenue	63.1	61.9
Gross profit	36.9	38.1
Operating expense:
Sales and marketing	24.6	24.1
Technology and development	17.0	16.3
General and administrative	16.5	16.2
Restructuring costs	4.2	—
Total operating expense	62.3	56.6
Loss from operations	(25.4)	(18.5)
Interest income	0.3	0.2
Other income (expense), net	0.3	(0.1)
Net loss	(24.8)%	(18.4)%

Comparison of the three months ended March 31, 2018 and 2017
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Three Months Ended March 31,
	2018	2017	Variance	% Variance
CafePress.com orders	238	353	(115)	(33)%
Retail Partner Channel orders	223	228	(5)	(2)%
Total orders	461	581	$(120)	(21)%

CafePress.com average order size	$40.04	$38.78	$1.26	3%
Retail Partner Channel average order size	$20.91	$20.43	$0.48	2%
Total average order size	$30.79	$31.59	$(0.80)	(3)%

CafePress.com revenue	$9,776	$13,651	$(3,875)	(28)%
Retail Partner Channel revenue	4,774	4,638	136	3%
Total revenue	$14,550	$18,289	$(3,739)	(20)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net revenue	$14,550	$18,289	$(3,739)	(20)%
Cost of net revenue	9,181	11,328	(2,147)	(19)
Gross profit	5,369	6,961	(1,592)	(23)
Operating expense:
Sales and marketing	3,580	4,410	(830)	(19)
Technology and development	2,478	2,976	(498)	(17)
General and administrative	2,402	2,957	(555)	(19)
Restructuring costs	605	—	605	U
Total operating expense	9,065	10,343	(1,278)	(12)
Loss from operations	(3,696)	(3,382)	(314)	(9)
Interest income	47	42	5	12
Interest expense	—	(6)	6	100
Other income (expense), net	46	(26)	72	F
Loss before income taxes	(3,603)	(3,372)	(231)	(7)
Provision (benefit) for income taxes	—	1	(1)	100
Net loss	$(3,603)	$(3,373)	$(230)	(7)%
U:> 100% unfavorable        F:> 100% favorable
Total number of orders
Total number of orders represents the number of individual transactions that are made during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the three months ended March 31, 2018, the decrease in orders of 21% as compared to the prior year was primarily the result of lower visitation to CafePress.com across all traffic sources that we believe is related to changes in search engine algorithms. The decrease in Retail Partner Channel orders of 2% was primarily driven by the temporary loss of a portion of content sold through one partner during all of the first quarter of 2018 which was partially offset by an increase in international orders.

Average order size
Average order size is calculated as billings for a given period based on order date divided by the total number of associated orders in the same period. We recognize revenue when delivery has occurred or the service has been provided. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the three months ended March 31, 2018, the increase in CafePress.com average order size of 3% as compared to the prior year was primarily due to a shift toward higher-priced, new products. The 2% increase in Retail Partner Channel average order size was primarily due to the result of improved pricing.
Net revenue
Net revenue decreased $3.7 million, or 20%, for the three months ended March 31, 2018 compared to the same period in 2017. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $3.9 million, or 28%, was primarily driven by declines in visits and conversions from most traffic sources. We believe the reduction in traffic was driven by changes in search engine algorithms. Within our Retail Partner Channel, revenue increased $0.1 million, or 3%. Although revenue was adversely impacted from the temporary loss of a portion of content sold through one partner during all of the first quarter of 2018, expansion into international domains contributed to higher revenue levels. Additionally, we benefited to a lesser extent from the contribution of the Walmart marketplace.
Cost of net revenue
Cost of net revenue decreased $2.1 million, or 19%, for the three months ended March 31, 2018 compared to the same period in 2017. Cost of net revenue was 63.1%, as a percentage of net revenue, for the three months ended March 31, 2018, compared to 61.9% in the same period in 2017. The percentage change was primarily driven by increases in depreciation and overhead and material costs. Depreciation and overhead costs increased as a percentage of net revenue by approximately 0.8 percentage points. The reduction in revenue compared to the prior year resulted in less absorption of these fixed costs and a lower gross margin.
Sales and marketing
Sales and marketing expense decreased $0.8 million, or 19%, for the three months ended March 31, 2018 compared to the same period in 2017. Sales and marketing expense was 24.6% of net revenue for the three months ended March 31, 2018 compared to 24.1% for the same period in 2017. Sales and marketing expense consisted of $0.5 million of lower fixed costs and $0.3 million of lower variable costs. Lower fixed costs were primarily driven by reductions in personnel-related costs associated with our restructuring initiative completed during the first quarter of 2018. CafePress.com variable costs decreased $0.4 million from lower paid search advertising costs and decreases in credit card fees and customer service expenses. Retail Partner Channel variable expenses increased $0.1 million from higher platform fees and advertising.
Technology and development
Technology and development expense decreased $0.5 million or 17% for the three months ended March 31, 2018 as compared to the same period in 2017. Technology and development expense was 17.0% of net revenue in the three months ended March 31, 2018 compared to 16.3% in the same period in 2017. Personnel-related, consulting, recruiting and other technology infrastructure costs declined by $0.5 million primarily from our restructuring initiative completed during the first quarter of 2018.
General and administrative
General and administrative expense decreased $0.6 million, or 19%, for the three months ended March 31, 2018 compared to the same period in 2017. General and administrative expense was 16.5% of net revenue in the three months ended March 31, 2018 compared to 16.2% for the same period of 2017. Personnel-related and stock compensation costs decreased $0.5 million driven by our restructuring initiative completed during the first quarter of 2018. In addition, insurance expense decreased $0.1 million primarily due to a reduction in our premiums.
Restructuring costs
Restructuring costs increased $0.6 million for the three months ended March 31, 2018 as compared to the same period in 2017. During the first quarter of 2018, in light of our revenue declines which we believe are related to changes in search engine algorithms, we recorded severance costs and completed a plan to unify and simplify our organization in order to improve business performance, profitability, cash flow generation and productivity.

Consolidated Balance Sheet

The following table is a summary of our overall financial position (in thousands):

	March 31, 2018	December 31, 2017	$ Change
Total assets	$39,972	$51,172	$(11,200)
Total liabilities	7,342	15,241	(7,899)
Total stockholders' equity	32,630	35,931	(3,301)

•
Total assets decreased $11.2 million driven primarily by a reduction in current assets due to the utilization of cash and short-term investments for the 2018 payment of production, advertising, royalty and commission liabilities related to retail holiday activity during the fourth quarter of 2017 and reductions in accounts receivable and inventory related to the seasonality of our business. In addition, cash balances were adversely affected by declines in our business levels.

•	Total liabilities decreased $7.9 million driven by the payment of the liabilities as discussed above related to retail holiday activity during the fourth quarter of 2017.

•	Total stockholders' equity decreased by $3.3 million primarily driven by $3.6 million of net loss partially offset by $0.3 million in stock-based compensation expense.

Liquidity and Capital Resources
As of March 31, 2018, we had cash, cash equivalents, short-term investments and restricted cash totaling $23.9 million.

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$
Cash flows from:
Operating activities	$(8,006)	$(9,113)	$1,107
Investing activities	$(2,512)	$1,190	$(3,702)
Financing activities	$—	$(205)	$205
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
Cash used in operating activities decreased $1.1 million primarily due to improved management of our inventory levels, lower annual software license renewals and the timing of health insurance benefit payments.
Cash flows from investing activities
Cash used in investing activities increased $3.7 million primarily driven by an increase in the net purchase of short-term investments of $4.2 million offset by a decrease in capital expenditures of $0.5 million as the quarter ended March 31, 2017 included an investment in plant equipment that did not recur during the quarter ended March 31, 2018.
Cash flows from financing activities
Cash used in financing activities decreased $0.2 million as the prior year included stock repurchased under our repurchase program that ended in 2017 and principal payments related to a capital lease that expired in 2017.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,603)	$(3,373)
Non-GAAP adjustments:
Interest and other (income) expense	(93)	(10)
Provision (benefit) for income taxes	—	1
Depreciation and amortization	1,101	1,055
Stock-based compensation	297	419
Restructuring costs	605	—
Adjusted EBITDA	$(1,693)	$(1,908)
The following shows Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017
Net Revenue	$14,550	$18,289
Non-GAAP Adjusted EBITDA	$(1,693)	$(1,908)
% of net revenue	(11.6)%	(10.4)%
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
The following table presents the calculation of cash contribution margin for the periods indicated (in thousands, except for percentages):

	Three Months Ended March 31,
	2018		2017
Net revenue	$14,550	100.0%	$18,289	100.0%
Cost of net revenue	9,181	63.1	11,328	61.9
Gross profit	5,369	36.9	6,961	38.1
Non-GAAP adjustments:
Add: Stock-based compensation	4	—	4	—
Add: Depreciation and amortization	407	2.8	422	2.3
Less: Variable sales and marketing costs	(2,780)	(19.1)	(3,084)	(16.9)
Cash contribution margin	$3,000	20.6%	$4,303	23.5%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $23.9 million and $32.4 million as of March 31, 2018 and December 31, 2017, respectively. These amounts were held primarily in cash deposits, money market funds, corporate debt securities, government securities and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 5.	Other Information

Our Board of Directors approved a revised Form of Change in Control (“CIC”) Agreement (“CIC Agreement”) for the following executive officers of the Company: Fred E. Durham, III, Phillip L. Milliner, and Ekumene M. Lysonge. The new Form CIC Agreement is substantially similar to existing CIC Agreements for these officers. These revised agreements amend and replace the existing agreements and became effective on May 1, 2018. Generally, CIC benefits will be provided in the event of a termination without Cause or a Constructive Termination (“CT”) (as both are defined in the CIC agreement) within the 12 months following a CIC of the Company. However, the changes to the CIC Agreement provides for cash bonus payments as follows:

*	An initial cash bonus payment will be paid out, simultaneously with the closing of a CIC, on a pro-rata basis based upon the Company’s performance through the most recently completed quarter

*	Termination within 12 months of a CIC, shall trigger a severance payment to the executive equal to 12 months of the executive’s then-current base salary.

*	The other material terms of the CIC Agreements for these executives remain the same as our previously filed forms.

The description in this Item 5 is qualified in its entirety by the Form of Change in Control Agreement, which is included as Exhibit 10.3.

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3)+	2018 Cash Bonus Plan.

10.2(4)+	Separation Agreement and Release with Robert Barton dated March 9, 2018.

10.3 + *	Change in Control Agreement dated May 1, 2018.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(5)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(5)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

+    Management contract, compensatory plan or arrangement
*    Filed herewith

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

(3)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on March 5, 2018, and incorporated by reference herein.

(4)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on March 9, 2018, and incorporated by reference herein.

(5)
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

Date: May 2, 2018	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Phillip L. Milliner, Jr.
Phillip L. Milliner, Jr.

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)