Form 10-Q
period 2018-06-30
CAFEPRESS INC.
filed 2018-07-31
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of shares outstanding of the registrant’s common stock as of July 24, 2018 was 17,108,655 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,766	$24,924
Short-term investments	7,413	6,007
Accounts receivable	746	1,496
Inventory, net	2,180	3,128
Deferred costs	410	781
Prepaid expenses and other current assets	2,694	2,412
Total current assets	27,209	38,748
Property and equipment, net	9,052	10,679
Restricted cash	1,513	1,513
Other assets	136	232
TOTAL ASSETS	$37,910	$51,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,013	$2,351
Accrued royalties payable	1,464	2,872
Accrued liabilities	3,003	8,693
Deferred revenue	573	1,020
Total current liabilities	6,053	14,936
Other long-term liabilities	272	305
TOTAL LIABILITIES	6,325	15,241
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2018 and December 31, 2017; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 17,104 and 16,932 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	102,394	101,697
Accumulated other comprehensive loss	(9)	(4)
Accumulated deficit	(70,802)	(65,764)
TOTAL STOCKHOLDERS’ EQUITY	31,585	35,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,910	$51,172
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$14,389	$17,853	$28,939	$36,142
Cost of net revenue	7,907	10,864	17,088	22,192
Gross profit	6,482	6,989	11,851	13,950
Operating expense:
Sales and marketing	3,626	4,785	7,206	9,195
Technology and development	2,331	3,084	4,809	6,060
General and administrative	1,976	2,336	4,378	5,293
Restructuring costs	32	—	637	—
Total operating expense	7,965	10,205	17,030	20,548
Loss from operations	(1,483)	(3,216)	(5,179)	(6,598)
Interest income	85	37	132	79
Interest expense	—	(4)	—	(10)
Other (expense) income, net	(37)	29	9	3
Loss before income taxes	(1,435)	(3,154)	(5,038)	(6,526)
Provision for income taxes	—	—	—	1
Net loss	$(1,435)	$(3,154)	$(5,038)	$(6,527)
Net loss per share of common stock:
Basic	$(0.08)	$(0.19)	$(0.30)	$(0.39)
Diluted	$(0.08)	$(0.19)	$(0.30)	$(0.39)
Shares used in computing net loss per share of common stock:
Basic	17,042	16,739	16,994	16,689
Diluted	17,042	16,739	16,994	16,689
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net of tax	(10)	—	(5)	—
Other comprehensive loss	(10)	—	(5)	—
Comprehensive loss	$(1,445)	$(3,154)	$(5,043)	$(6,527)
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,038)	$(6,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,312	2,269
Loss on disposal of fixed assets	86	11
Stock-based compensation	697	879
Bond (accretion) amortization	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	750	760
Inventory	948	827
Prepaid expenses and other current assets	89	191
Other assets	96	43
Accounts payable	(1,338)	(634)
Accrued royalties payables	(1,408)	(1,831)
Accrued and other liabilities	(5,723)	(6,851)
Deferred revenue	(447)	(89)
Net cash used in operating activities	(8,996)	(10,952)
Cash Flows from Investing Activities:
Purchase of short-term investments	(5,504)	(1,984)
Proceeds from maturities of short-term investments	4,113	10,168
Purchase of property and equipment	(83)	(896)
Capitalization of software and website development costs	(973)	(1,222)
Proceeds from disposal of fixed assets	285	3
Net cash (used in) provided by investing activities	(2,162)	6,069
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	—	(297)
Proceeds from exercise of common stock options	—	6
Repurchases of common stock	—	(58)
Net cash used in financing activities	—	(349)
Net decrease in cash, cash equivalents and restricted cash	(11,158)	(5,232)
Cash, cash equivalents and restricted cash — beginning of period	26,437	19,980
Cash, cash equivalents and restricted cash— end of period	$15,279	$14,748
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$93	$30
Income taxes paid during the period	4	1
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
We are a leading provider of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary United States-based domain, CafePress.com and operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon, Walmart and eBay. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
Our production facility and fulfillment center in Louisville, Kentucky has innovative technology and manufacturing processes that enable us to provide high-quality customized products that are individually built to order. Our proprietary processes enable us to produce a broad range of merchandise efficiently and profitably. We also maintain a diverse network of contract manufacturers that gives us the ability to broaden our manufacturing capabilities and produce in certain international locales.
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K as filed on February 28, 2018 with the SEC. Our critical accounting policies are revenue recognition, property and equipment, inventory and income taxes. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K.
Segments
Our Chief Executive Officer manages our operations on a consolidated basis for purposes of allocating resources. Thus, we operate as a single segment which is our single reportable segment. Our principal operations and decision-making functions are in the United States.
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

Net revenue is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CafePress.com revenue	$9,387	$13,747	$19,163	$27,398
Retail Partner Channel revenue	5,002	4,106	9,776	8,744
Total revenue	$14,389	$17,853	$28,939	$36,142
We disaggregate our revenue between CafePress.com and our Retail Partner Channel as well as to customers located in the United States and to customers located outside of the United States. We determined that disaggregating revenue into these categories achieves the disclosure objectives for ASC 606 to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 1 - Business and Summary of Significant Accounting Policies - Segments, our business consists of one reportable segment. All disaggregated revenue is recorded within the one operating segment. Revenue by geography is based on the location to where the product was shipped and is summarized in Note 8 - Geographic Information.
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$13,766	$24,924
Restricted cash	1,513	1,513
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,279	$26,437

Previously, we had an outstanding letter of credit of $1.5 million ("Letter of Credit"), secured by our existing operating cash, as required under the terms of our production facility and fulfillment center lease. As of June 30, 2018, as further disclosed in Note 4, amounts included in restricted cash represents funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord to replace the Letter of Credit.
Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our 2017 deferred tax asset balances and establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.
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
We have weighed both positive and negative evidence and have determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. As of June 30, 2018, we maintain a valuation allowance on all of our deferred tax assets.
Recent accounting pronouncements

In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-09 Codification Improvements. This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period and will be effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of thus updated standard on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects from the Tax Act. This guidance will become effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently evaluating the impact of this updated standard, but we do not believe this update will have an impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Both standards are effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that, for our one remaining operating lease that will be in effect, upon adoption of Topic 842, we will record an estimated lease right-of-use asset of $2.1 million and a corresponding lease liability of $2.1 million. We anticipate electing the practical expedient in ASC 842 and will not separate the nonlease components from the lease component. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
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

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
Cash	$4,481	$—	$—	$4,481	$4,481	—	$1,513
Level 1 securities:
Money market funds	9,285	—	—	9,285	9,285	—	—
Level 2 securities:
Corporate debt securities	2,605	—	(7)	2,598	—	2,598
Government securities	1,817		(2)	1,815	—	1,815
Certificate of deposit	3,000			3,000		3,000
Total	$21,188	$—	$(9)	$21,179	$13,766	$7,413	$1,513

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

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in our available-for-sale portfolio and cash equivalents is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers.

Because we do not intend to sell the investments that are in an unrealized loss position, and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017, respectively. There were no material other-than-temporary impairment or credit losses related to available-for-sale securities in the three and six months ended June 30, 2018 and 2017, respectively.

There were no material gross unrealized gains or losses from the sale of available-for-sale investments in the three and six months ended June 30, 2018 and 2017, respectively. Realized gains and losses and interest income are included in other income (expense) on the Consolidated Statements of Comprehensive Loss.

The following table summarizes the short-term investment activity (in thousands):

	Six Months Ended June 30,
	2018	2017
Proceeds from sale of short-term investments	$—	$—
Proceeds from maturities and calls of short-term investments	4,113	10,168
Purchases of short-term investments	5,504	1,984
Gross realized gains (losses) on sales of short-term investments	—	—

The estimated fair value of short-term investments by contractual maturity as of June 30, 2018 is as follows (in thousands):

Due within one year	$6,661
Due after one year and through five years	752
Total short-term investments	$7,413

3. Balance Sheet Items
Inventory, net, is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$2,458	$3,404
Finished goods	—	—
Less: reserve for obsolescence	(278)	(276)
Inventory, net	$2,180	$3,128

Property and equipment, net, is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Land and building	$3,675	$3,675
Computer equipment and office furniture	7,919	7,897
Computer software	1,955	1,925
Internal use software and website development	15,323	14,270
Internal use software and website development in progress	123	204
Production equipment	13,858	14,435
Leasehold improvements	2,970	3,061
Total property and equipment	45,823	45,467
Less: accumulated depreciation and amortization	(36,771)	(34,788)
Property and equipment, net	$9,052	$10,679
Depreciation and amortization expense was $1.2 million for both of the three months ended June 30, 2018 and 2017, respectively, and $2.3 million for both of the six months ended June 30, 2018 and 2017, respectively.
Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Production costs	$842	$4,037
Payroll and employee related expense	785	1,382
Accrued sales and business taxes	360	919
Accrued advertising	336	1,323
Unclaimed royalty payments	205	207
Other accrued liabilities	151	204
Professional services	144	226
Royalties-minimum guarantee	138	194
Allowance for sales returns and chargebacks	42	181
Restructuring	—	20
Accrued liabilities	$3,003	$8,693
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$55	$72	$181	$219
Add: provision	350	476	753	1,004
Less: deductions and other adjustments	(363)	(483)	(892)	(1,158)
Balance, end of period	$42	$65	$42	$65

4. Escrow Agreement
On September 15, 2017, the Letter of Credit provided to the landlord under our production facility and fulfillment center lease was replaced by a fully-negotiated escrow agreement. Pursuant to the terms of the escrow agreement, we deposited $1.5 million in a non-interest-bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term.

5. Stock-Based Compensation

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2017	2,270	$3.99	6.81	$—
Granted	412	1.43
Exercised	—	—
Forfeited	(557)	3.73
Outstanding — June 30, 2018	2,125	$3.56	6.47	$—
Vested and expected to vest — June 30, 2018	2,125		6.47	$—
Options exercisable — June 30, 2018	977		4.40	$—
Included in the stock options outstanding as of June 30, 2018 are 281,624 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA and (iii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of June 30, 2018, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the performance shares has been recorded. At June 30, 2018, we had $0.6 million of unrecognized compensation expense related to the performance awards.
Restricted stock unit activity
We may grant restricted stock units, ("RSUs") to our employees, consultants or outside directors under the provisions of our Amended and Restated 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2017	740	$3.22
Granted	542	1.46
Vested	(171)	3.00
Forfeited and canceled	(168)	3.05
Awarded and unvested at June 30, 2018	943	$2.28
Included in the restricted stock units outstanding as of June 30, 2018 are 98,500 performance-based restricted sock units ("PSUs") that have vesting contingent on financial performance measures at the end of a one-year performance period ended December 31, 2018. If the performance metrics are achieved, 50% of the PSU will vest on January 1, 2020 and 50% of the PSU will vest on January 1, 2021. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of June 30, 2018, we have estimated that it is probable that the performance criteria will be met, and, accordingly, $12 thousand in stock compensation expense for the PSUs has been recorded during the three and six months ended June 30, 2018, respectively. At June 30, 2018, we had $0.1 million of unrecognized compensation expense related to the PSUs.
Furthermore, included in the restricted stock units outstanding as of June 30, 2018 are 129,651 PSUs that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2019. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of June 30, 2018, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the PSUs has been recorded. At June 30, 2018, we had $0.4 million of unrecognized compensation expense related to the PSUs.
Stock-based compensation expense

We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and six months ended June 30, 2018 and 2017, we calculated volatility using our historical volatility as we had sufficient public trading history.  The expected term of options granted gave consideration to historical exercises, assumed forfeitures when they occur and the options’ contractual term.  For all periods presented, the risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life, and a dividend yield of zero is applied since we have not historically paid dividends and have no intention to pay dividends in the near future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	4.9	0.0	5.2	4.1
Risk-free interest rate	2.8%	0.0%	2.7%	1.9%
Expected volatility	54%	0%	54%	55%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
The weighted average fair value of options granted was $0.71 for the three and six months ended June 30, 2018 and $1.37 for the six months ended June 30, 2017 respectively.
Cost of net revenue and operating expense include stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of net revenue	$3	$4	$7	$8
Sales and marketing	13	23	24	48
Technology and development	6	10	11	19
General and administrative	378	423	655	804
Total stock-based compensation expense	$400	$460	$697	$879

6. Restructuring
Restructuring costs were $32 thousand and $0.6 million for the three and six months ended June 30, 2018 respectively, and are included in "Restructuring costs" in the accompanying Condensed Consolidated Statements of Comprehensive Loss. During the three and six months ended June 30, 2018, in light of our revenue declines, which we believe are related to changes in search engine algorithms, we recorded severance costs and completed a plan to unify and simplify our organization in order to improve business performance, profitability, cash flow generation and productivity.
The change in the restructuring liability is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accrued restructuring balance, beginning of period	$253	$207	$20	$570
Employee severance	32	—	637	—
Cash payments	(285)	(74)	(657)	(437)
Accrued restructuring balance, end of period	$—	$133	$—	$133

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,435)	$(3,154)	$(5,038)	$(6,527)
Denominator used in computing net loss per share of common stock:
Basic	17,042	16,739	16,994	16,689
Diluted	17,042	16,739	16,994	16,689
Net loss per share of common stock:
Basic	$(0.08)	$(0.19)	$(0.30)	$(0.39)
Diluted	$(0.08)	$(0.19)	$(0.30)	$(0.39)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods in which we incurred a net loss because including them would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options to purchase common stock and restricted stock units	38	51	68	71

8. Geographic Information
Our revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$12,819	$16,323	$25,709	$32,987
International	1,570	1,530	3,230	3,155
Total	$14,389	$17,853	$28,939	$36,142
All of our long-lived assets are located in the United States.

9. Related Party Transaction
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company, and $0.5 million is in the form of a non-interest bearing note receivable which is outstanding as of June 30, 2018, and is due on or before December 31, 2018.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. Except for the historical financial information contained herein, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Private Securities Litigation Reform Act of 1995, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements, include, but are not limited to, statements about: our restructuring initiatives and the impact thereof, including unifying and simplifying the organization, business performance, profitability, cash flow generation and productivity, seasonal fluctuations in our business and the impact thereof on our revenue; the impact of our adoption of new accounting standards; statements about our expectations achieving the performance criteria of our performance equity awards; anticipated trends and challenges in our business and the markets in which we operate; customer acquisition costs as a predictor of future growth and a key investment lever and our plans to invest in sales and marketing expense; the continued expansion of our catalogs; expectations with respect to the fluctuation of cash provided by operating activities; our anticipated cash needs and our estimates regarding capital requirements; our needs for additional financing and the potential dilutive effect thereof; benefit of non-GAAP financial measures; the impact of a change in market interest rates; our exposure to foreign currency exchange rate fluctuations; the impact of inflation and changes thereto; the impact of any legal proceedings to which we are or may become a party and the impact and timing of costs related thereto; and the impact of the Tax Act.
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

Our Business

We are a leading provider of personalized products offering a wide variety of expressive gifts and accessories, including t-shirts and apparel, mugs and drinkware and home goods such as custom shower curtains and bed coverings. We conduct most of our business on our primary, United States-based domain, CafePress.com and operate CafePress branded websites for the markets in the United Kingdom, Canada and Australia. We also sell CafePress branded products through other online retail partners such as Amazon, Walmart and eBay. Our products are customized with expressive designs contributed through a variety of means, including crowd-sourced user generated content, stock art licenses and licensed content relationships with large entertainment companies and brands. Our distinctive items bring our customers' passions to life and connect people to each other.
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
The adoption of Accounting Standards Codification ("ASC") 606 on January 1, 2018, did not have any impact to our previously reported results as the impact to the timing and measurement of revenue recognized was not significant. Revenue is recognized at the point in time when the customer receives the goods and is recorded net of promotional discounts and return allowances. Revenue is also recorded net of sales and consumption taxes following the practical expedient in ASC 606. We periodically provide incentive offers to customers to encourage purchases. Such offers include current discount offers such as percentage discounts off current purchases and other similar offers. Current discount offers, when used by customers are treated as a reduction of revenue. We maintain an allowance for estimated returns and credit card chargebacks under the expected value method based on current period revenue, judgement and historical experience. Because of the seasonality of our business, our allowance is further reviewed during the fourth quarter to determine whether the liability is sufficient for returns processed after the holiday season. Our net revenue is settled through credit cards and PayPal, and our accounts receivable primarily consists of credit card receivables that settle in less than 7 days. Sales settled through PayPal are collected within one business day of the customer order.
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
Our customer acquisition costs consist of various online media programs, such as paid search engine marketing, email, display advertising and commissions paid to affiliate channels. We believe this expense is a key lever that we can use within our business as we adjust volumes to our target return on investment. We expect to continue to invest in sales and marketing expense in the foreseeable future to fund new customer acquisition and increase focus on driving repeat customer purchases to build our brand.
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
General and administrative
General and administrative expense consists of personnel, professional services and facilities costs related to our executive, finance, human resources and legal functions. Professional services consist primarily of outside legal and accounting services. General and administrative expense also includes headcount and related costs for operations related to our content usage and fraudulent review personnel.

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2018	2017
Net revenue	100.0%	100.0%
Cost of net revenue	55.0	60.9
Gross profit	45.0	39.1
Operating expense:
Sales and marketing	25.2	26.8
Technology and development	16.2	17.3
General and administrative	13.7	13.1
Restructuring costs	0.2	—
Total operating expense	55.3	57.2
Loss from operations	(10.3)	(18.1)
Interest income	0.6	0.2
Other (expense) income, net	(0.3)	0.2
Net loss	(10.0)%	(17.7)%

Comparison of the three months ended June 30, 2018 and 2017
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Three Months Ended June 30,
	2018	2017	Variance	% Variance
CafePress.com orders	235	371	(136)	(37)%
Retail Partner Channel orders	239	196	43	22%
Total orders	474	567	(93)	(16)%

CafePress.com average order size	$39.92	$37.09	$2.83	8%
Retail Partner Channel average order size	$20.92	$20.91	$0.01	—%
Total average order size	$30.34	$31.49	$(1.15)	(4)%

CafePress.com revenue	$9,387	$13,747	$(4,360)	(32)%
Retail Partner Channel revenue	$5,002	$4,106	$896	22%
Total revenue	$14,389	$17,853	$(3,464)	(19)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Net revenue	$14,389	$17,853	$(3,464)	(19)%
Cost of net revenue	7,907	10,864	(2,957)	(27)
Gross profit	6,482	6,989	(507)	(7)
Operating expense:
Sales and marketing	3,626	4,785	(1,159)	(24)
Technology and development	2,331	3,084	(753)	(24)
General and administrative	1,976	2,336	(360)	(15)
Restructuring costs	32	—	32	U
Total operating expense	7,965	10,205	(2,240)	(22)
Loss from operations	(1,483)	(3,216)	1,733	54
Interest income	85	37	48	F
Interest expense	—	(4)	4	F
Other (expense) income, net	(37)	29	(66)	U
Net loss	$(1,435)	$(3,154)	$1,719	55%
U:> 100% unfavorable        F:> 100% favorable
Total number of orders
Total number of orders represents the number of individual transactions that are made during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the three months ended June 30, 2018, the decrease in orders of 16% as compared to the prior year was primarily the result of lower visitation to CafePress.com across all traffic sources that we believe is related to search engine algorithm changes made during second quarter of 2017. Additionally, we believe the release of new search engine results pages on CafePress.com during the second quarter of 2018 drove a further temporary decline in visits. The increase in Retail Partner Channel orders of 22% was primarily driven by an expansion in both domestic and international markets as well as well as the addition of the eBay marketplace.
Average order size
Average order size is calculated as billings for a given period based on order date divided by the total number of associated orders in the same period. We recognize revenue when delivery has occurred or the service has been provided. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the three months ended June 30, 2018, the increase in CafePress.com average order size of 8% as compared to the prior year was primarily due to lower, promotional pricing for shipping services in the prior year.
Net revenue
Net revenue decreased $3.5 million, or 19%, for the three months ended June 30, 2018 compared to the same period in 2017. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $4.4 million, or 32%, was primarily driven by declines in visits and conversions from most traffic sources. We believe the reduction in traffic was related to search engine algorithm changes made during the second quarter of 2017 that negatively impacted us. In addition, we believe that the April 2018 release of our new search engine results pages to our website drove a further, temporary decline particularly as it relates to organic search. Within our Retail Partner Channel, revenue increased $0.9 million, or 22%. Revenue increased within the Amazon marketplace due to improved sales domestically, expansion into Europe, growth of the Canada catalog and entry into Australia. Additionally, we benefited to a lesser extent from the contribution of the Walmart and eBay marketplaces, which were launched during the third quarter of 2017 and the second quarter of 2018, respectively.
Cost of net revenue
Cost of net revenue decreased $3.0 million, or 27%, during the three months ended June 30, 2018 compared to the same period in 2017. Cost of net revenue was 55.0%, as a percentage of net revenue, during the three months ended June 30, 2018, compared to 60.9% in the same period in 2017. The percentage change was primarily driven by decreases in material and labor costs. Material costs decreased by 3.0 percentage points as the printing platform upgrade completed during 2017 resulted in lower consumption of pretreat and ink materials during the production process. Furthermore, changes in our production schedule to more closely align to order demand at our Louisville production facility resulted in a reduction of labor costs by 1.5 percentage points.
Sales and marketing
Sales and marketing expense decreased $1.2 million, or 24%, during the three months ended June 30, 2018 compared to the same period in 2017. Sales and marketing expense was 25.2% of net revenue during the three months ended June 30, 2018 compared to 26.8% for the same period in 2017. Sales and marketing expense consisted of $0.7 million of lower variable costs and $0.5 million of lower fixed costs. CafePress.com variable costs decreased $0.9 million from lower paid search advertising costs and decreases in credit card fees and customer service expenses. Retail Partner Channel variable expenses increased $0.2 million from higher platform fees and increased sponsored advertising designed to increase discoverability of our catalog. Lower fixed costs were primarily driven by reductions in personnel-related costs and other marketing services associated with our restructuring initiative completed during the first quarter of 2018.
Technology and development
Technology and development expense decreased $0.8 million or 24% during the three months ended June 30, 2018 as compared to the same period in 2017. Technology and development expense was 16.2% of net revenue during the three months ended June 30, 2018 compared to 17.3% in the same period in 2017. Personnel-related costs, consulting, recruiting and other technology infrastructure costs declined by $0.8 million primarily resulting from our restructuring initiative completed during the first quarter of 2018.
General and administrative
General and administrative expense decreased $0.4 million, or 15%, during the three months ended June 30, 2018 compared to the same period in 2017. General and administrative expense was 13.7% of net revenue during the three months ended June 30, 2018 compared to 13.1% for the same period of 2017. Personnel-related costs, stock compensation and other costs decreased $0.3 million driven by our restructuring initiative completed during the first quarter of 2018. In addition, insurance expense decreased $0.1 million primarily due to a reduction in our premiums.

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenue:

	Six Months Ended June 30,
	2018	2017
Net revenue	100.0%	100.0%
Cost of net revenue	59.0	61.4
Gross profit	41.0	38.6
Operating expense:
Sales and marketing	24.9	25.4
Technology and development	16.6	16.8
General and administrative	15.1	14.6
Restructuring costs	2.2	—
Total operating expense	58.8	56.9
Loss from operations	(17.8)	(18.3)
Interest income	0.5	0.2
Other income (expense), net	—	—
Net loss	(17.3)%	(18.1)%
Comparison of the Six Months Ended June 30, 2018 and 2017
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Six Months Ended June 30,
	2018	2017	Variance	% Variance
CafePress.com orders	473	723	(250)	(35)%
Retail Partner Channel orders	462	423	39	9%
Total orders	935	1,146	(211)	(18)%

CafePress.com average order size	$39.98	$37.89	$2.09	6%
Retail Partner Channel average order size	$20.92	$20.67	$0.25	1%
Total average order size	$30.56	$31.54	$(0.98)	(3)%

CafePress.com revenue	$19,163	$27,398	$(8,235)	(30)%
Retail Partner Channel revenue	$9,776	$8,744	$1,032	12%
Total revenue	$28,939	$36,142	$(7,203)	(20)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net revenue	$28,939	$36,142	$(7,203)	(20)%
Cost of net revenue	17,088	22,192	(5,104)	(23)
Gross profit	11,851	13,950	(2,099)	(15)
Operating expense:
Sales and marketing	7,206	9,195	(1,989)	(22)
Technology and development	4,809	6,060	(1,251)	(21)
General and administrative	4,378	5,293	(915)	(17)
Restructuring costs	637	—	637	U
Total operating expense	17,030	20,548	(3,518)	(17)
Loss from operations	(5,179)	(6,598)	1,419	22
Interest income	132	79	53	67
Interest expense	—	(10)	10	100
Other income (expense), net	9	3	6	F
Loss before income taxes	(5,038)	(6,526)	1,488	23
Provision (benefit) for income taxes	—	1	(1)	100
Net loss	$(5,038)	$(6,527)	$1,489	23%
U:> 100% unfavorable        F:> 100% favorable
Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the six months ended June 30, 2018, the decrease in orders of 18% as compared to the prior year period was primarily the result of lower visitations to CafePress.com across all traffic sources that we believe is related to changes in search engine algorithms. Additionally, we believe that the release of new search engine results pages on CafePress.com during the second quarter of 2018 caused a further, temporary decline in visits. The increase in Retail Partner Channel orders of 9% was primarily driven by an expansion in both domestic and international markets as well as the addition of the eBay marketplace.
Average Order Size
Average order size is calculated as billings for a given period based on order date divided by the total number of associated orders in the same period. We recognize revenue when delivery has occurred or the service has been provided. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the six months ended June 30, 2018, the increase in CafePress.com average order size of 6% as compared to the prior year was primarily due to a shift toward higher-priced, new products as well as lower, promotional shipping pricing for shipping services in the prior year.
Net Revenue
Net revenue decreased $7.2 million, or 20% during the six months ended June 30, 2018 compared to the same period in 2017. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $8.2 million, or 30%, was primarily driven by declines in visits and conversions from most traffic sources. We believe the reduction in traffic was driven by changes in search engine algorithms. Additionally, we believe the release of new search engine results pages on CafePress.com during the second quarter of 2018 caused a further, temporary decline in net revenue. Within our Retail Partner Channel, revenue increased $1.0 million, or 12%. Revenue increased within the Amazon marketplace due to improved sales domestically, expansion into Europe, growth of the Canada catalog and entry into Australia. Additionally, we benefited to a lesser extent from the contribution of the Walmart and eBay marketplaces which were launched during the third quarter of 2017 and the second quarter of 2018, respectively. These increases were partially offset from the temporary loss of content sold through one partner during the first quarter of 2018.

Cost of Net Revenue
Cost of net revenue decreased $5.1 million, or 23%, during the six months ended June 30, 2018 compared to the same period in 2017. As a percentage of net revenue, cost of net revenue was 59.0% during the six months ended June 30, 2018 and 61.4% during the same period in 2017. The percentage change was primarily driven by decreases in material and labor costs. Material costs decreased by 1.0 percentage points as the printing platform upgrade completed during 2017 resulted in lower consumption of pretreat and ink materials during the production process. Furthermore, changes in our production schedule to more closely align to order demand at our Louisville production facility resulted in a reduction of labor costs by 0.8 percentage points.
Sales and Marketing
Sales and marketing expense decreased $2.0 million, or 22%, during the six months ended June 30, 2018 compared to the same period in 2017. Sales and marketing expense was 24.9% of net revenue during the six months ended June 30, 2018 compared to 25.4% in the same period in 2017. Sales and marketing expense consisted of $1.0 million of lower variable costs and $1.0 million of lower fixed costs. CafePress.com variable costs decreased $1.3 million from lower paid search advertising costs and decreases in credit card fees and customer service expenses. Retail Partner Channel variable expenses increased $0.3 million from higher platform fees and increased sponsored advertising designed to increase discoverability of our catalog. Lower fixed costs were primarily driven by reductions in personnel-related costs and other marketing services associated with our restructuring initiative completed during the first quarter of 2018.
Technology and Development
Technology and development expense decreased $1.3 million, or 21%, during the six months ended June 30, 2018 compared to the same period in 2017. Technology and development expense was 16.6% of net revenue during the six months ended June 30, 2018 compared to 16.8% in the same period in 2017. Personnel-related costs, consulting, recruiting and other technology infrastructure costs declined by $1.2 million primarily from our restructuring initiative completed during the first quarter of 2018.
General and Administrative
General and administrative expense decreased $0.9 million, or 17%, during the six months ended June 30, 2018 compared to the same period in 2017. General and administrative expense was 15.1% of net revenue during the six months ended June 30, 2018 compared to 14.6% in the same period of 2017. Personnel-related costs, stock compensation and other costs decreased $0.7 million driven by our restructuring initiative completed during the first quarter of 2018. In addition, insurance expense decreased $0.2 million primarily due to a reduction in our premiums.
Restructuring Costs
Restructuring costs increased $0.6 million during the six months ended June 30, 2018 as compared to the same period in 2017. During the six months ended June 30, 2018, in light of our revenue declines which we believe are related to changes in search engine algorithms, we recorded severance costs and completed a plan to right size the business and return us to profitability.

Consolidated Balance Sheet

The following table is a summary of our overall financial position (in thousands):

	June 30, 2018	December 31, 2017	$ Change
Total assets	$37,910	$51,172	$(13,262)
Total liabilities	6,325	15,241	(8,916)
Total stockholders' equity	31,585	35,931	(4,346)

•
Total assets decreased $13.3 million driven primarily by a reduction in current assets due to the utilization of cash for the 2018 payment of production, advertising, royalty and commission liabilities related to retail holiday activity during the fourth quarter of 2017 and reductions in accounts receivable and inventory related to the seasonality of our business. In addition, cash balances were adversely affected by declines in our business levels.

•	Total liabilities decreased $8.9 million driven by the payment of the liabilities as discussed above related to retail holiday activity during the fourth quarter of 2017.

•	Total stockholders' equity decreased by $4.3 million primarily driven by a $5.0 million net loss partially offset by $0.7 million in stock-based compensation expense.

Liquidity and Capital Resources
As of June 30, 2018, we had cash, cash equivalents, short-term investments and restricted cash totaling $22.7 million.

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Change
	2018	2017	$
Cash flows from:
Operating activities	$(8,996)	$(10,952)	$1,956
Investing activities	$(2,162)	$6,069	$(8,231)
Financing activities	$—	$(349)	$349
Cash flows from operating activities
Our primary source of cash from operating activities is cash collections from our customers and partners. The substantial majority of our net revenue is generated from credit card transactions and credit card accounts receivable and are typically settled within one to seven business days. Our primary uses of cash for operating activities are for settlement of accounts payable to vendors and personnel-related expenditures. Our quarterly cash flows from operations are impacted by the seasonality of our business. We generate a significant portion of our cash flow from operations in the fourth quarter, and cash flows in the first three to nine months have generally been negative due to the timing of settlements of accounts payable and accrued liabilities related to our fourth quarter holiday business, and to a lesser extent, operating losses. We expect that cash provided by operating activities may fluctuate in future periods due to several factors, including volatility in our operating results, seasonality, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of personnel-related payments.
Net cash used in operating activities was $9.0 million during the six months ended June 30, 2018. However, $8.0 million of the cash usage occurred during the first quarter of 2018 due to the seasonality of the business. Cash used in operating activities decreased $2.0 million primarily from benefits related to the restructuring initiative completed during the first quarter of 2018 as well as improved management of inventory levels and decreases in software license renewals.
Cash flows from investing activities
Cash used in investing activities increased $8.2 million primarily driven by an increase in the net purchase of short-term investments of $9.6 million partially offset by a decrease in capital expenditures of $1.1 million as the six months ended June 30, 2017 included an investment in plant equipment that did not recur during the six months ended June 30, 2018. In addition, during the six months ended June 30, 2018, we received proceeds of $0.3 million from the sale of plant equipment that was not utilized on our production floor.
Cash flows from financing activities
Cash used in financing activities decreased $0.3 million as the prior year included stock repurchased under our repurchase program that ended in 2017 and principal payments related to a capital lease that expired in 2017.
Credit Facility and Indebtedness
On September 15, 2017, the Letter of Credit provided to the landlord under our production facility and fulfillment center lease was replaced by a fully-negotiated escrow agreement. Pursuant to the terms of the escrow agreement, we deposited $1.5 million in a non-interest-bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term.
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

Non-GAAP Financial Measures
Regulation G, conditions for use of non-generally accepted accounting principles, or Non-GAAP, financial measures and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including Adjusted EBITDA and Cash Contribution Margin, as further explained below. Analysis of results on a non-GAAP basis should be used as a compliment to, and in conjunction with, data presented in accordance with GAAP. Additionally, because our non-GAAP measures are not calculated in accordance with GAAP, the measures may not necessarily be comparable to similarly titled measures employed by other companies.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,435)	$(3,154)	$(5,038)	$(6,527)
Non-GAAP adjustments:
Interest and other (income) expense	(48)	(62)	(141)	(72)
Provision for income taxes	—	—	—	1
Depreciation and amortization	1,211	1,214	2,312	2,269
Stock-based compensation	400	460	697	879
Restructuring costs	32	—	637	—
Adjusted EBITDA	$160	$(1,542)	$(1,533)	$(3,450)
The following shows Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Revenue	$14,389	$17,853	$28,939	$36,142
Non-GAAP Adjusted EBITDA	$160	$(1,542)	$(1,533)	$(3,450)
% of net revenue	1.1%	(8.6)%	(5.3)%	(9.5)%

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
The following table presents the calculation of cash contribution margin for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net revenue	$14,389	100.0%	$17,853	100.0%	$28,939	100.0	$36,142	100.0%
Cost of net revenue	7,907	55.0	10,864	60.9	17,088	59.0	22,192	61.4
Gross profit	6,482	45.0	6,989	39.1	11,851	41.0	13,950	38.6
Non-GAAP adjustments:
Add: Stock-based compensation	3	—	4	—	7	—	8	—
Add: Depreciation and amortization	445	3.1	434	2.4	852	2.9	856	2.4
Less: Variable sales and marketing costs	(2,838)	(19.7)	(3,500)	(19.6)	(5,618)	(19.4)	(6,584)	(18.2)
Cash contribution margin	$4,092	28.4%	$3,927	21.9%	$7,092	24.5%	$8,230	22.8%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $22.7 million and $32.4 million as of June 30, 2018 and December 31, 2017, respectively. These amounts were held primarily in cash deposits, money market funds, corporate debt securities, government securities and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
Foreign currency exchange rate sensitivity
Our sales to international customers are denominated in multiple currencies, including the United States dollar, the British Pound, the Euro, the Canadian dollar and the Australian dollar. As the substantial majority of our sales are charged to credit cards, accounts receivables are generally settled in short time duration and accordingly, we have limited exposure to foreign currency exchange rates on our accounts receivable and as such, we do not consider our exchange rate risk to be material. To date, our operating costs have been denominated primarily in United States dollars. As a result of our limited exposure to foreign currency exchange rates, we do not currently enter into foreign currency hedging transactions. If our international operations increase, our exposure to foreign currency exchange rate fluctuations may increase.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description

3(i)(1)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(2)	Amended and Restated Bylaws of the Company.

10.1(3) +	Change in Control Agreement dated May 1, 2018.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(4)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(4)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

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

(3)
Previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 10-Q (File No. 001-35468), filed with the Securities and Exchange Commission on May 2, 2018, and incorporated by reference herein.

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

Date: July 31, 2018	CAFEPRESS INC.

	By:	/s/ Fred E. Durham III
Fred E. Durham III

Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer) and Director

	By:	/s/ Phillip L. Milliner, Jr.
Phillip L. Milliner, Jr.

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)