Form 10-Q
period 2018-09-30
CAFEPRESS INC.
filed 2018-11-16
CIK 1117733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
Form 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
The number of shares outstanding of the registrant’s common stock as of November 8, 2018 was 17,170,337 shares.

CAFEPRESS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CAFEPRESS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,535	$24,924
Short-term investments	12,391	6,007
Accounts receivable	687	1,496
Inventory, net	2,500	3,128
Deferred costs	390	781
Prepaid expenses and other current assets	2,421	2,412
Total current assets	26,924	38,748
Property and equipment, net	8,672	10,679
Restricted cash	935	1,513
Other assets	104	232
TOTAL ASSETS	$36,635	$51,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$865	$2,351
Accrued royalties payable	1,388	2,872
Accrued liabilities	4,366	8,693
Deferred revenue	607	1,020
Total current liabilities	7,226	14,936
Other long-term liabilities	109	305
TOTAL LIABILITIES	7,335	15,241
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2018 and December 31, 2017; none issued and outstanding	—	—
Common stock, $0.0001 par value — 500,000 shares authorized and 17,153 and 16,932 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	102,757	101,697
Accumulated other comprehensive loss	(2)	(4)
Accumulated deficit	(73,457)	(65,764)
TOTAL STOCKHOLDERS’ EQUITY	29,300	35,931
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,635	$51,172
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$13,181	$15,349	$42,120	$51,491
Cost of net revenue	7,824	9,278	24,912	31,470
Gross profit	5,357	6,071	17,208	20,021
Operating expense:
Sales and marketing	3,374	4,301	10,580	13,496
Technology and development	2,290	3,007	7,099	9,067
General and administrative	1,821	2,477	6,199	7,770
Restructuring costs	—	—	637	—
Total operating expense	7,485	9,785	24,515	30,333
Loss from operations	(2,128)	(3,714)	(7,307)	(10,312)
Interest income	108	58	240	137
Interest expense	—	(1)	—	(11)
Other (expense) income, net	(635)	17	(626)	20
Loss before income taxes	(2,655)	(3,640)	(7,693)	(10,166)
Provision for income taxes	—	—	—	1
Net loss	$(2,655)	$(3,640)	$(7,693)	$(10,167)
Net loss per share of common stock:
Basic	$(0.16)	$(0.22)	$(0.45)	$(0.61)
Diluted	$(0.16)	$(0.22)	$(0.45)	$(0.61)
Shares used in computing net loss per share of common stock:
Basic	17,122	16,828	17,037	16,736
Diluted	17,122	16,828	17,037	16,736
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of tax	7	—	2	—
Other comprehensive income	7	—	2	—
Comprehensive loss	$(2,648)	$(3,640)	$(7,691)	$(10,167)
See the accompanying notes to the condensed consolidated financial statements.

CAFEPRESS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(7,693)	$(10,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,414	3,498
Loss on disposal of fixed assets	69	11
Stock-based compensation	1,060	1,324
Short-term investments principal accretion	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	809	645
Inventory	628	767
Prepaid expenses and other current assets	382	336
Other assets	128	32
Accounts payable	(1,486)	(711)
Accrued royalties payables	(1,484)	(1,963)
Accrued and other liabilities	(4,524)	(6,995)
Deferred revenue	(413)	1
Net cash used in operating activities	(9,120)	(13,222)
Cash Flows from Investing Activities:
Purchase of short-term investments	(11,085)	(1,984)
Proceeds from maturities of short-term investments	4,713	14,384
Purchase of property and equipment	(408)	(1,858)
Capitalization of software and website development costs	(1,369)	(1,850)
Proceeds from disposal of fixed assets	302	3
Net cash (used in) provided by investing activities	(7,847)	8,695
Cash Flows from Financing Activities:
Principal payments on capital lease obligations	—	(347)
Proceeds from exercise of common stock options	—	13
Repurchases of common stock	—	(58)
Net cash used in financing activities	—	(392)
Net decrease in cash, cash equivalents and restricted cash	(16,967)	(4,919)
Cash, cash equivalents and restricted cash — beginning of period	26,437	19,980
Cash, cash equivalents and restricted cash— end of period	$9,470	$15,061
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$93	$32
Income taxes (refunded) paid during the period	(81)	1
Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$—	$43
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Net revenue is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CafePress.com revenue	$9,000	$10,944	$28,163	$38,342
Retail Partner Channel revenue	4,181	4,405	13,957	13,149
Total revenue	$13,181	$15,349	$42,120	$51,491
We disaggregate our revenue between CafePress.com and our Retail Partner Channel as well as to customers located in the United States and to customers located outside of the United States. We determined that disaggregating revenue into these categories achieves the disclosure objectives for ASC 606 to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As discussed in Note 1 - Business and Summary of Significant Accounting Policies - Segments, our business consists of one reportable segment. All disaggregated revenue is recorded within the one operating segment. Revenue by geography is based on the location to where the product was shipped and is summarized in Note 9 - Geographic Information.
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$8,535	$24,924
Restricted cash	935	1,513
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,470	$26,437

As of September 30, 2018, as further disclosed in Note 5, amounts included in restricted cash represents funds set aside and required by the production facility and fulfillment center lease and corresponding escrow agreement negotiated with our landlord .
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
We have weighed both positive and negative evidence and have determined that there is a need for a valuation allowance due to the existence of three years of historical cumulative losses, which we considered significant verifiable negative evidence. As of September 30, 2018, we maintain a valuation allowance on all of our deferred tax assets.
Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13 Fair Value Measurement (Topic 820). ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

In July 2018, the FASB issued ASU 2018-09 Codification Improvements. This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period and will be effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this updated standard on our consolidated financial statements.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Both standards are effective for financial statements issued for annual periods beginning after December 15, 2018. Our preliminary analysis indicates that, for our one operating lease that will be in effect, upon adoption of Topic 842, we will record an estimated lease right-of-use asset of $2.1 million and a corresponding lease liability of $2.1 million. We anticipate electing the practical expedient in ASC 842 and will not separate the nonlease components from the lease component. We are still evaluating the qualitative and quantitative disclosures that will be required when we adopt the standard.
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

2. Merger with Snapfish
On September 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Snapfish, LLC, a California limited liability company (“Parent”) and Snapfish Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares) of our common stock, $0.0001 par value, at a price of $1.48 per share in cash, without interest (the “Offer Price”), subject to any applicable withholding taxes.

The Offer expired at midnight, New York time, at the end of the day on Thursday, November 8, 2018. The paying agent, in its capacity as depositary for the offer (the "Depositary"), advised that, as of the expiration of the Offer, a total of 14,235,152 Shares (excluding 90,620 Shares with respect to which notices of Guaranteed Delivery were delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing 82.9% of the Shares outstanding at the expiration of the Offer. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On November 9, 2018, the Merger was completed pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly-owned subsidiary of the Parent. The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares of the Company pursuant to the Offer and the Merger was approximately $25.4 million.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Global Select Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq halt trading in the Shares on the morning of November 9, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on November 9, 2018 and (iii) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will file with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

3. Investments and Fair Value of Financial Instruments
Our investment policy is consistent with the definition of available-for-sale securities. We do not buy and hold securities principally for the purpose of selling them in the near future. Our policy is focused on the preservation of capital, liquidity and return. From time to time, we may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets (in thousands):

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
Cash	$2,585	$—	$—	$2,585	$2,585	—	$935
Level 1 securities:
Money market funds	5,950	—	—	5,950	5,950	—	—
Level 2 securities:
Corporate debt securities	2,992	—	(6)	2,986	—	2,986
Government securities	6,401	$5	(1)	6,405	—	6,405
Certificate of deposit	3,000			3,000		3,000
Total	$20,928	$5	$(7)	$20,926	$8,535	$12,391	$935

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

Because we do not intend to sell the investments that are in an unrealized loss position, and it is not likely that we will be required to sell any investments before recovery of their amortized cost basis, we do not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017, respectively. There were no material other-than-temporary impairment or credit losses related to available-for-sale securities in the three and nine months ended September 30, 2018 and 2017, respectively.

There were no material gross unrealized gains or losses from the sale of available-for-sale investments in the three and nine months ended September 30, 2018 and 2017, respectively. Realized gains and losses and interest income are included in other income (expense) on the Consolidated Statements of Comprehensive Loss.

The following table summarizes the short-term investment activity (in thousands):

	Nine Months Ended September 30,
	2018	2017
Proceeds from sale of short-term investments	$—	$—
Proceeds from maturities and calls of short-term investments	4,713	14,384
Purchases of short-term investments	11,085	1,984
Gross realized gains (losses) on sales of short-term investments	—	—

The estimated fair value of short-term investments by contractual maturity as of September 30, 2018 is as follows (in thousands):

Due within one year	$11,097
Due after one year and through five years	1,294
Total short-term investments	$12,391

4. Balance Sheet Items
Inventory, net, is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$2,755	$3,404
Less: reserve for obsolescence	(255)	(276)
Inventory, net	$2,500	$3,128
Property and equipment, net, is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Land and building	$3,675	$3,675
Computer equipment and office furniture	7,935	7,897
Computer software	1,956	1,925
Internal use software and website development	15,736	14,270
Internal use software and website development in progress	106	204
Production equipment	13,881	14,435
Leasehold improvements	2,970	3,061
Total property and equipment	46,259	45,467
Less: accumulated depreciation and amortization	(37,587)	(34,788)
Property and equipment, net	$8,672	$10,679
Depreciation and amortization expense was $1.1 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $3.4 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll and employee related accruals	$1,481	$1,382
Production costs	1,036	4,037
Professional services	585	226
Accrued sales and business taxes	406	919
Accrued advertising	335	1,323
Unclaimed royalty payments	215	207
Other accrued liabilities	152	204
Royalties-minimum guarantee	120	194
Allowance for sales returns and chargebacks	36	181
Restructuring	—	20
Accrued liabilities	$4,366	$8,693
The following table presents the changes in the allowance for sales returns and chargebacks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$42	$65	$181	$219
Add: provision	400	464	1,153	1,468
Less: deductions and other adjustments	(406)	(487)	(1,298)	(1,645)
Balance, end of period	$36	$42	$36	$42

5. Escrow Agreement
Pursuant to the terms of the escrow agreement associated with our production facility and fulfillment center lease, we deposited $1.5 million in a non-interest-bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term. During the nine months ended September 30, 2018, in accordance with the escrow agreement, $0.6 million was released from the escrow account and returned to us. As of September 30, 2018, our escrow balance is $0.9 million.

6. Stock-Based Compensation

Stock option activity
The following table summarizes stock option activity related to shares of common stock (in thousands, except the weighted average exercise price):

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — December 31, 2017	2,270	$3.99	6.81	$—
Granted	412	1.43
Exercised	—	—
Forfeited	(577)	3.74
Outstanding — September 30, 2018	2,105	$3.55	6.28	$—
Vested and expected to vest — September 30, 2018	2,105		6.28	$—
Options exercisable — September 30, 2018	1,048		4.40	$—

Included in the stock options outstanding as of September 30, 2018 are 281,624 non-statutory stock options that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2018. The performance criteria for these awards consist of the following financial measures during the performance period: (i) revenue during each period, (ii) cumulative Adjusted EBITDA and (iii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these performance-based stock options is recognized using an attribution model and ultimately based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these option awards will be based upon the results of the financial measures. As of September 30, 2018, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the performance shares has been recorded. At September 30, 2018, we had $0.6 million of unrecognized compensation expense related to the performance awards.
Restricted stock unit activity
We may grant restricted stock units, ("RSUs") to our employees, consultants or outside directors under the provisions of our Amended and Restated 2012 Stock Incentive Plan. The cost of RSUs is determined using the fair value of our common stock on the date of grant. Compensation cost is amortized on a straight-line basis over the requisite service period.
Restricted stock unit activity is summarized as follows (unit numbers in thousands):

	Number of Units Outstanding	Weighted Average Grant Date Fair Value Per Unit
Awarded and unvested at December 31, 2017	740	$3.22
Granted	542	1.46
Vested	(220)	2.94
Forfeited and canceled	(169)	3.04
Awarded and unvested at September 30, 2018	893	$2.28
Included in the restricted stock units outstanding as of September 30, 2018 are 98,500 performance-based restricted sock units ("PSUs") that have vesting contingent on financial performance measures at the end of a one-year performance period ended December 31, 2018. If the performance metrics are achieved, 50% of the PSU will vest on January 1, 2020 and 50% of the PSU will vest on January 1, 2021. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of September 30, 2018, we have estimated that it is probable that the performance criteria will be met, and, accordingly, $18 thousand and $29 thousand in stock compensation expense for the PSUs has been recorded during the three and nine months ended September 30, 2018, respectively. At September 30, 2018, we had $0.1 million of unrecognized compensation expense related to the PSUs.
Furthermore, included in the restricted stock units outstanding as of September 30, 2018 are 129,651 PSUs that have both three-year service criteria and vesting contingent on financial performance measures at the end of a three-year performance period ended December 31, 2019. The performance criteria for these awards consist of the following financial measures during the performance period: (i) cumulative Adjusted EBITDA and (ii) cumulative free cash flow, which we define as cash flows from operations minus capital expenditures. Compensation cost associated with these PSUs will be recognized based on whether satisfaction of the performance criteria is probable. The total compensation cost we recognize under these awards will be based upon the results of the financial measures. As of September 30, 2018, we have estimated that it is not probable that the performance criteria will be met, and, accordingly, no stock compensation expense for the PSUs has been recorded. At September 30, 2018, we had $0.4 million of unrecognized compensation expense related to the PSUs.
Stock-based compensation expense

We estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table.  In the three and nine months ended September 30, 2018 and 2017, we calculated volatility using our historical volatility as we had sufficient public trading history.  The expected term of options granted gave consideration to historical exercises, assumed forfeitures when they occur and the options’ contractual term.  For all periods presented, the risk-

free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life, and a dividend yield of zero is applied since we have not historically paid dividends and have no intention to pay dividends in the near future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	0.0	5.6	5.2	4.4
Risk-free interest rate	0.0%	1.2%	2.7%	1.9%
Expected volatility	0%	57%	54%	54%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
The weighted average fair value of options granted was $0.71 for the nine months ended September 30, 2018 and $1.05 and $1.30 for the three and nine months ended September 30, 2017 respectively. No options were granted for the three months ended September 30, 2018.
Cost of net revenue and operating expense include stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of net revenue	$3	$4	$10	$12
Sales and marketing	12	18	36	66
Technology and development	6	7	17	26
General and administrative	342	416	997	1,220
Total stock-based compensation expense	$363	$445	$1,060	$1,324

7. Restructuring
Restructuring costs were $0.6 million for the nine months ended September 30, 2018 and are included in "Restructuring costs" in the accompanying Condensed Consolidated Statements of Comprehensive Loss. During the nine months ended September 30, 2018, in light of our revenue declines, which we believe are related to changes in search engine algorithms, we recorded severance costs and completed a plan to unify and simplify our organization in order to improve business performance, profitability, cash flow generation and productivity.
The change in the restructuring liability is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accrued restructuring balance, beginning of period	$—	$133	$20	$570
Employee severance	—	—	637	—
Lease related	—	(53)	—	(53)
Cash payments	—	(60)	(657)	(497)
Accrued restructuring balance, end of period	$—	$20	$—	$20

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,655)	$(3,640)	$(7,693)	$(10,167)
Denominator used in computing net loss per share of common stock:
Basic	17,122	16,828	17,037	16,736
Diluted	17,122	16,828	17,037	16,736
Net loss per share of common stock:
Basic	$(0.16)	$(0.22)	$(0.45)	$(0.61)
Diluted	$(0.16)	$(0.22)	$(0.45)	$(0.61)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share of common stock for the periods in which we incurred a net loss because including them would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options to purchase common stock and restricted stock units	40	28	64	61

9. Geographic Information
Our revenue by geographic region, based on the location to where the product was shipped, is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$11,854	$13,803	$37,563	$46,790
International	1,327	1,546	4,557	4,701
Total	$13,181	$15,349	$42,120	$51,491
All of our long-lived assets are located in the United States.

10. Related Party Transaction
On September 1, 2015, we sold our EZ Prints business, which provided a suite of enterprise class deployable software products and services focused on private label e-commerce customization services, pursuant to an asset purchase agreement with EZP Holdings. Vincent Sarrecchia, the chief executive officer of EZP Holdings, was previously serving as the interim chief executive officer of the EZ Prints business pursuant to a consulting agreement with the Company. Total consideration for the sale was $0.6 million, of which $0.1 million has been received by the Company, and $0.5 million is in the form of a non interest-bearing note receivable which is outstanding as of September 30, 2018, and is due on or before December 31, 2018.

11. Shareholder Litigation Related to Merger with Snapfish
From time to time, we are a party to litigation arising in the ordinary course of business. On October 29, 2018, Henri Beck, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Henri Beck v. CafePress Inc. et al., Civil Action No.1:18-cv-01694-UNA(the “Beck Complaint”) against the Company and all members of the Board. Among other things, the Beck Complaint alleges that the Company, and the members of the Board, omitted to state material information in the Schedule14D-9, rendering it false and misleading and in violation of Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act and SEC Rule14d-9. The alleged omissions concern certain standstill agreements, alleged discussions and negotiations between Snapfish and CafePress executive officers concerning continued employment and inputs and assumptions underlying the fairness opinion given by Needham & Company. In addition, the Beck Complaint alleges that the members of the Board acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule14D-9. The Beck complaint also alleges that the individual defendants breached their fiduciary duties by engaging in an inadequate sales process, agreeing to an inadequate price, agreeing to an excessive termination fee and no-solicitation and matching-offer provisions said to deter topping offers, and agreeing to receive cash for their stock and under their severance packages. The Beck Complaint seeks, among other things, an order that the action may be maintained as a class action, an order enjoining the Offer and the Merger, rescission of the Offer and the Merger if they have already been consummated or rescissory damages, a declaration that the Merger Agreement was agreed to in breach of fiduciary duties and therefore is unenforceable, an order directing the individual defendants to commence a better sales process designed to maximize shareholder value and to account for damages, and an award of costs, including attorneys’ fees and experts’ fees.
On October 18, 2018, Adam Franchi, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Adam Franchi v. CafePress Inc. et al., Civil Action No. 1:18-cv-01620-UNA (the “Franchi Complaint”) against the Company, all members of the Company Board, Parent and Purchaser. Among other things, the Franchi Complaint alleges that the Company, the members of the Company Board, Parent and Purchaser omitted to state material information in the Schedule 14D-9, rendering it false and misleading and in violation of Sections 14(d), 14(e), and 20(a) of the Exchange Act and SEC Rule 14d-9. The alleged omissions concern certain standstill agreements, alleged discussions and negotiations between Snapfish and CafePress executive officers concerning continued employment and inputs and assumptions underlying the fairness opinion given by Needham & Company. In addition, the Franchi Complaint alleges that the members of the Company Board, Parent and Purchaser acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Franchi Complaint seeks, among other things, an order preliminarily and permanently enjoining proceeding with, consummating or closing the Offer and the Merger, rescission of the Offer and the Merger if they have already been consummated or rescissory damages, an order directing the defendants to file a corrected Schedule 14D-9 and an award of costs, including attorneys’ fees and experts’ fees.
On October 17, 2018, Stephen Bushansky, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Stephen Bushansky v. CafePress Inc. et al., Civil Action No. 1:18-cv-01607-UNA (the “Bushansky Complaint”) against the Company and all members of the Company Board. Among other things, the Bushansky Complaint alleges that the Company, and the members of the Company Board, omitted to state material information in the Schedule 14D-9, rendering it false and misleading and in violation of Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act and SEC Rule 14d-9. The alleged omissions concern certain standstill agreements, alleged discussions and negotiations between Snapfish and CafePress executive officers concerning continued employment and inputs and assumptions underlying the fairness opinion given by Needham & Company. In addition, the Bushansky Complaint alleges that the members of the Company Board acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Bushansky Complaint seeks, among other things, an order that the action may be maintained as a class action, an order preliminarily and permanently enjoining proceeding with, consummating or closing the Offer and the Merger, rescission of the Offer and the Merger if they have already been consummated or rescissory damages, and an award of costs, including attorneys’ fees and experts’ fees.

12. Subsequent Event
On September 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Snapfish, LLC, a California limited liability company (“Parent”) and Snapfish Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares) of our common stock, $0.0001 par value, at a price of $1.48 per share in cash, without interest (the “Offer Price”), subject to any applicable withholding taxes.

The Offer expired at midnight, New York time, at the end of the day on Thursday, November 8, 2018. The paying agent, in its capacity as depositary for the offer (the "Depositary"), advised that, as of the expiration of the Offer, a total of 14,235,152 Shares (excluding 90,620 Shares with respect to which notices of Guaranteed Delivery were delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing 82.9% of the Shares outstanding at the expiration of the Offer. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On November 9, 2018, the Merger was completed pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly-owned subsidiary of the Parent. The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares of the Company pursuant to the Offer and the Merger was approximately $25.4 million.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Global Select Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq halt trading in the Shares on the morning of November 9, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on November 9, 2018 and (iii) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will file with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

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

Merger with Snapfish
On September 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Snapfish, LLC, a California limited liability company (“Parent”) and Snapfish Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares) of our common stock, $0.0001 par value, at a price of $1.48 per share in cash, without interest (the “Offer Price”), subject to any applicable withholding taxes.

The Offer expired at midnight, New York time, at the end of the day on Thursday, November 8, 2018. The paying agent, in its capacity as depositary for the offer (the "Depositary"), advised that, as of the expiration of the Offer, a total of 14,235,152 Shares (excluding 90,620 Shares with respect to which notices of Guaranteed Delivery were delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing 82.9% of the Shares outstanding at the expiration of the Offer. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On November 9, 2018, the Merger was completed pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly-owned subsidiary of the Parent. The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares of the Company pursuant to the Offer and the Merger was approximately $25.4 million.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Global Select Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq halt trading in the Shares on the morning of November 9, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on November 9, 2018 and (iii) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will file with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

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
Other (expense) income, net
Other (expense) income, net primarily consists of legal and professional service fees related to our pending merger agreement.

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenue:

	Three Months Ended September 30,
	2018	2017
Net revenue	100.0%	100.0%
Cost of net revenue	59.4	60.4
Gross profit	40.6	39.6
Operating expense:
Sales and marketing	25.6	28.0
Technology and development	17.4	19.6
General and administrative	13.8	16.1
Restructuring costs	—	—
Total operating expense	56.8	63.7
Loss from operations	(16.2)	(24.1)
Interest income	0.8	0.4
Other (expense) income, net	(4.8)	0.1
Net loss	(20.2)%	(23.6)%

Comparison of the three months ended September 30, 2018 and 2017
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Three Months Ended September 30,
	2018	2017	Variance	% Variance
CafePress.com orders	236	295	(59)	(20)%
Retail Partner Channel orders	208	217	(9)	(4)%
Total orders	444	512	(68)	(13)%

CafePress.com average order size	$38.16	$37.13	$1.03	3%
Retail Partner Channel average order size	$20.09	$20.29	$(0.2)	(1)%
Total average order size	$29.69	$29.99	$(0.30)	(1)%

CafePress.com revenue	$9,000	$10,944	$(1,944)	(18)%
Retail Partner Channel revenue	$4,181	$4,405	$(224)	(5)%
Total revenue	$13,181	$15,349	$(2,168)	(14)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net revenue	$13,181	$15,349	$(2,168)	(14)%
Cost of net revenue	7,824	9,278	(1,454)	(16)
Gross profit	5,357	6,071	(714)	(12)
Operating expense:
Sales and marketing	3,374	4,301	(927)	(22)
Technology and development	2,290	3,007	(717)	(24)
General and administrative	1,821	2,477	(656)	(26)
Total operating expense	7,485	9,785	(2,300)	(24)
Loss from operations	(2,128)	(3,714)	1,586	43
Interest income	108	58	50	86
Interest expense	—	(1)	1	100
Other (expense) income, net	(635)	17	(652)	U
Net loss	$(2,655)	$(3,640)	$985	27%
U:> 100% unfavorable        F:> 100% favorable
Total number of orders
Total number of orders represents the number of individual transactions that are made during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the three months ended September 30, 2018, the decrease in orders of 13% as compared to the prior year was primarily the result of lower visitation to CafePress.com across all traffic sources that we believe is related to search engine algorithm changes made during the second quarter of 2017. Additionally, we believe the release of new search engine results pages on CafePress.com during the second quarter of 2018 drove a further temporary decline in visits. The decrease in Retail Partner Channel orders of 4% was primarily driven by the fact that we experienced an outage from the domestic Amazon marketplace for several days during the three months ended September 30, 2018.
Average order size
Average order size is calculated as billings for a given period based on order date divided by the total number of associated orders in the same period. We recognize revenue when delivery has occurred or the service has been provided. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the three months ended September 30,

2018, the increase in CafePress.com average order size of 3% as compared to the prior year was primarily due to lower, promotional pricing for shipping services in the prior year.
Net revenue
Net revenue decreased $2.2 million, or 14%, for the three months ended September 30, 2018 compared to the same period in 2017. The change in revenue was primarily due to lower revenue from our CafePress.com domains. The decline in revenue from CafePress.com of $1.9 million, or 18%, was driven by declines in visits and conversions from most traffic sources. We believe the reduction in traffic was related to search engine algorithm changes made during the second quarter of 2017 that negatively impacted us. In addition, we believe that the April 2018 release of our new search engine results pages to our website drove a further, temporary decline particularly as it relates to organic search. Within our Retail Partner Channel, revenue decreased $0.2 million, or 5%. Revenue decreased within the Amazon marketplace due to lower sales domestically from the aforementioned outage that temporarily disrupted activity. This decrease was partially offset by the continued expansion into Europe and growth of the Canada catalog. Additionally, we benefited to a lesser extent from the contribution of the Walmart and eBay marketplaces, which were launched during the third quarter of 2017 and the second quarter of 2018, respectively.
Cost of net revenue
Cost of net revenue decreased $1.5 million, or 16%, during the three months ended September 30, 2018 compared to the same period in 2017. Cost of net revenue was 59.4%, as a percentage of net revenue, during the three months ended September 30, 2018, compared to 60.4% in the same period in 2017. The percentage change was primarily driven by decreases in material and labor costs. Material costs decreased by 1.5 percentage points as the printing platform upgrade completed during 2017 resulted in lower consumption of pretreat and ink materials during the production process. Furthermore, changes in our production schedule to more closely align to order demand at our Louisville production facility resulted in a reduction of labor costs by 1.1 percentage points. These decreases were partially offset by an increase in shipping costs of 0.9 percentage points as an accrual for unbilled shipping charges during the second quarter of 2017 favorably reversed during the third quarter of 2017.
Sales and marketing
Sales and marketing expense decreased $0.9 million, or 22%, during the three months ended September 30, 2018 compared to the same period in 2017. Sales and marketing expense was 25.6% of net revenue during the three months ended September 30, 2018 compared to 28.0% for the same period in 2017. Sales and marketing expense consisted of $0.4 million of lower variable costs and $0.5 million of lower fixed costs. CafePress.com variable costs decreased $0.5 million from lower paid search advertising costs and decreases in credit card fees and customer service expenses. Retail Partner Channel variable expenses increased $0.1 million from higher sponsored advertising designed to increase discoverability of our catalog. Lower fixed costs were primarily driven by reductions in personnel-related costs and other marketing services associated with our restructuring initiative completed during the first quarter of 2018.
Technology and development
Technology and development expense decreased $0.7 million or 24% during the three months ended September 30, 2018 as compared to the same period in 2017. Technology and development expense was 17.4% of net revenue during the three months ended September 30, 2018 compared to 19.6% in the same period in 2017. Personnel-related costs, consulting, recruiting and other technology infrastructure costs declined by $0.6 million primarily resulting from our restructuring initiative completed during the first quarter of 2018.
General and administrative
General and administrative expense decreased $0.7 million, or 26%, during the three months ended September 30, 2018 compared to the same period in 2017. General and administrative expense was 13.8% of net revenue during the three months ended September 30, 2018 compared to 16.1% for the same period of 2017. Personnel-related costs, stock compensation and other costs decreased $0.6 million driven by our restructuring initiative completed during the first quarter of 2018. In addition, sales tax expense decreased $0.1 million primarily due to a one-time sales tax settlement that was incurred during the three months ended September 30, 2017.
Other (expense) income, net
Other (expense) income, net increased $0.7 million during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to legal and other professional fees incurred related to the merger with Snapfish LLC.

Results of Operations
The following table presents the components of our statement of operations as a percentage of net revenue:

	Nine Months Ended September 30,
	2018	2017
Net revenue	100.0%	100.0%
Cost of net revenue	59.1	61.1
Gross profit	40.9	38.9
Operating expense:
Sales and marketing	25.1	26.2
Technology and development	16.9	17.6
General and administrative	14.7	15.1
Restructuring costs	1.5	—
Total operating expense	58.2	59.0
Loss from operations	(17.3)	(20.1)
Interest income	0.6	0.3
Other income (expense), net	(1.5)	—
Net loss	(18.2)%	(19.8)%
Comparison of the Nine Months Ended September 30, 2018 and 2017
We monitor several key operating metrics including (in thousands, except for percentages and average order size data):

	Nine Months Ended September 30,
	2018	2017	Variance	% Variance
CafePress.com orders	709	1,018	(309)	(30)%
Retail Partner Channel orders	670	640	30	5%
Total orders	1,379	1,658	(279)	(17)%

CafePress.com average order size	$39.72	$37.66	$2.06	5%
Retail Partner Channel average order size	$20.83	$20.55	$0.28	1%
Total average order size	$30.54	$31.06	$(0.52)	(2)%

CafePress.com revenue	$28,163	$38,342	$(10,179)	(27)%
Retail Partner Channel revenue	$13,957	$13,149	$808	6%
Total revenue	$42,120	$51,491	$(9,371)	(18)%
The following table presents our statements of operations for the periods indicated (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net revenue	$42,120	$51,491	$(9,371)	(18)%
Cost of net revenue	24,912	31,470	(6,558)	(21)
Gross profit	17,208	20,021	(2,813)	(14)
Operating expense:
Sales and marketing	10,580	13,496	(2,916)	(22)
Technology and development	7,099	9,067	(1,968)	(22)
General and administrative	6,199	7,770	(1,571)	(20)
Restructuring costs	637	—	637	U
Total operating expense	24,515	30,333	(5,818)	(19)
Loss from operations	(7,307)	(10,312)	3,005	29
Interest income	240	137	103	75
Interest expense	—	(11)	11	100
Other income (expense), net	(626)	20	(646)	U
Loss before income taxes	(7,693)	(10,166)	2,473	24
Provision (benefit) for income taxes	—	1	(1)	100
Net loss	$(7,693)	$(10,167)	$2,474	24%
U:> 100% unfavorable        F:> 100% favorable
Total Number of Orders
Total number of orders represents the number of individual transactions that are shipped during the period. We monitor the total number of orders as a leading indicator of revenue trends. During the nine months ended September 30, 2018, the decrease in orders of 17% as compared to the prior year period was primarily the result of lower visitations to CafePress.com across all traffic sources that we believe is related to changes in search engine algorithms. Additionally, we believe that the release of new search engine results pages on CafePress.com during the second quarter of 2018 caused a further, temporary decline in visits. The increase in Retail Partner Channel orders of 5% was primarily driven by an expansion in both domestic and international markets as well as the addition of the eBay marketplace.
Average Order Size
Average order size is calculated as billings for a given period based on order date divided by the total number of associated orders in the same period. We recognize revenue when delivery has occurred or the service has been provided. Due to timing of meeting revenue recognition criteria, billings may not be recognized as revenue until the following period. We closely monitor the average order size as it relates to changes in order volume, product pricing and product mix. For the nine months ended September 30, 2018, the increase in CafePress.com average order size of 5% as compared to the prior year was primarily due to a shift toward higher-priced, new products as well as lower, promotional shipping pricing for shipping services in the prior year.
Net Revenue
Net revenue decreased $9.4 million, or 18% during the nine months ended September 30, 2018 compared to the same period in 2017. The change in revenue was driven by lower revenue from our CafePress.com domains, which more than offset growth from our Retail Partner Channel. The decline in revenue from CafePress.com of $10.2 million, or 27%, was primarily driven by declines in visits and conversions from most traffic sources. We believe the reduction in traffic was driven by changes in search engine algorithms. Additionally, we believe the release of new search engine results pages on CafePress.com during the second quarter of 2018 caused a further, temporary decline in net revenue. Within our Retail Partner Channel, revenue increased $0.8 million, or 6%. Revenue increased within the Amazon marketplace due to improved sales domestically, expansion into Europe and growth of the Canada catalog. Additionally, we benefited to a lesser extent from the contribution of the Walmart and eBay marketplaces which were launched during the third quarter of 2017 and the second quarter of 2018, respectively. These increases were partially offset from the temporary loss of content sold through one partner during the first quarter of 2018 and a short-term outage that disrupted Amazon marketplace activity during the third quarter of 2018.

Cost of Net Revenue
Cost of net revenue decreased $6.6 million, or 21%, during the nine months ended September 30, 2018 compared to the same period in 2017. As a percentage of net revenue, cost of net revenue was 59.1% during the nine months ended September 30, 2018 and 61.1% during the same period in 2017. The percentage change was primarily driven by decreases in material and labor costs. Material costs decreased by 1.2 percentage points as the printing platform upgrade completed during the third quarter of 2017 resulted in lower consumption of pretreat and ink materials during the production process. Furthermore, changes in our production schedule to more closely align to order demand at our Louisville production facility resulted in a reduction of labor costs by 2.0 percentage points.
Sales and Marketing
Sales and marketing expense decreased $2.9 million, or 22%, during the nine months ended September 30, 2018 compared to the same period in 2017. Sales and marketing expense was 25.1% of net revenue during the nine months ended September 30, 2018 compared to 26.2% in the same period in 2017. Sales and marketing expense consisted of $1.4 million of lower variable costs and $1.5 million of lower fixed costs. CafePress.com variable costs decreased $1.8 million from lower paid search advertising costs and decreases in credit card fees and customer service expenses. Retail Partner Channel variable expenses increased $0.4 million from higher platform fees and increased sponsored advertising designed to increase discoverability of our catalog. Lower fixed costs were primarily driven by reductions in personnel-related costs and other marketing services associated with our restructuring initiative completed during the first quarter of 2018.
Technology and Development
Technology and development expense decreased $2.0 million, or 22%, during the nine months ended September 30, 2018 compared to the same period in 2017. Technology and development expense was 16.9% of net revenue during the nine months ended September 30, 2018 compared to 17.6% in the same period in 2017. Personnel-related costs, consulting, recruiting and other technology infrastructure costs declined by $1.9 million primarily from our restructuring initiative completed during the first quarter of 2018.
General and Administrative
General and administrative expense decreased $1.6 million, or 20%, during the nine months ended September 30, 2018 compared to the same period in 2017. General and administrative expense was 14.7% of net revenue during the nine months ended September 30, 2018 compared to 15.1% in the same period of 2017. Personnel-related costs, stock compensation and other costs decreased $1.2 million driven by our restructuring initiative completed during the first quarter of 2018. In addition, insurance expense decreased $0.2 million primarily due to a reduction in our premiums. Finally, sales tax expense decreased $0.1 million primarily due to a one-time sales tax settlement that was incurred during the nine months ended September 30, 2017.
Restructuring Costs
Restructuring costs increased $0.6 million during the nine months ended September 30, 2018 as compared to the same period in 2017. During the nine months ended September 30, 2018, in light of our revenue declines which we believe are related to changes in search engine algorithms, we recorded severance costs and completed a plan to right size the business and return us to profitability.
Other (expense) income, net
Other (expense) income, net increased $0.6 million during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to legal and other professional fees incurred related to the merger with Snapfish LLC.

Consolidated Balance Sheet

The following table is a summary of our overall financial position (in thousands):

	September 30, 2018	December 31, 2017	$ Change
Total assets	$36,635	$51,172	$(14,537)
Total liabilities	7,335	15,241	(7,906)
Total stockholders' equity	29,300	35,931	(6,631)

•
Total assets decreased $14.5 million driven primarily by a reduction in current assets due to the utilization of cash for the 2018 payment of production, advertising, royalty and commission liabilities related to retail holiday activity during the fourth quarter of 2017 and reductions in accounts receivable and inventory related to the seasonality of our business. In addition, during the nine months ended September 30, 2018, fixed asset balances declined as depreciation expense and disposals exceeded capital additions. Finally, cash balances were adversely affected by declines in our business levels.

•	Total liabilities decreased $7.9 million driven by the payment of the liabilities as discussed above related to retail holiday activity during the fourth quarter of 2017.

•	Total stockholders' equity decreased by $6.6 million primarily driven by a $7.7 million net loss partially offset by $1.1 million in stock-based compensation expense.

Liquidity and Capital Resources
As of September 30, 2018, we had cash, cash equivalents, short-term investments and restricted cash totaling $21.9 million.

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017	$
Cash flows from:
Operating activities	$(9,120)	$(13,222)	$4,102
Investing activities	$(7,847)	$8,695	$(16,542)
Financing activities	$—	$(392)	$392
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
Net cash used in operating activities was $9.1 million during the none months ended September 30, 2018. However, $8.0 million of the cash usage occurred during the first quarter of 2018 due to the seasonality of the business. Cash used in operating activities decreased $4.1 million primarily from benefits related to the restructuring initiative completed during the first quarter of 2018.
Cash flows from investing activities
Cash used in investing activities increased $16.5 million primarily driven by an increase in the net purchase of short-term investments of $18.7 million partially offset by a decrease in capital expenditures of $1.9 million as the nine months ended September 30, 2017 included an investment in plant equipment that did not recur during the nine months ended September 30, 2018. In addition, during the nine months ended September 30, 2018, we received proceeds of $0.3 million from the sale of plant equipment that was not utilized on our production floor.
Cash flows from financing activities
Cash used in financing activities decreased $0.3 million as the prior year included stock repurchased under our repurchase program that ended in 2017 and principal payments related to a capital lease that expired in 2017.

Credit Facility and Indebtedness
Pursuant to the terms of the escrow agreement associated with our production facility and fulfillment center lease, we deposited $1.5 million in a non-interest-bearing account, representing the maximum amount owed to the landlord, only to be drawn on by the landlord should we exercise our right to terminate the production facility and fulfillment center lease prior to the expiration of the term. During the nine months ended September 30, 2018, in accordance with the escrow agreement, $0.6 million was released from the escrow account and returned to us. As of September 30, 2018, our escrow balance is $0.9 million.
On September 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Snapfish, LLC, a California limited liability company (“Parent”) and Snapfish Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on and subject to the terms of the Merger Agreement, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares) of our common stock, $0.0001 par value, at a price of $1.48 per share in cash, without interest (the “Offer Price”), subject to any applicable withholding taxes.

The Offer expired at midnight, New York time, at the end of the day on Thursday, November 8, 2018. The paying agent, in its capacity as depositary for the offer (the "Depositary"), advised that, as of the expiration of the Offer, a total of 14,235,152 Shares (excluding 90,620 Shares with respect to which notices of Guaranteed Delivery were delivered) were validly tendered and not validly withdrawn pursuant to the Offer, representing 82.9% of the Shares outstanding at the expiration of the Offer. Each condition to the Offer was satisfied, and Merger Sub irrevocably accepted for payment all Shares that were validly tendered and not withdrawn.

On November 9, 2018, the Merger was completed pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), with no vote of the Company’s stockholders required to consummate the Merger. Upon the consummation of the Merger, the Company became an indirect wholly-owned subsidiary of the Parent. The aggregate consideration paid by Merger Sub in the Offer and Merger to purchase all outstanding Shares of the Company pursuant to the Offer and the Merger was approximately $25.4 million.

In connection with the consummation of the Merger, the Company (i) notified The Nasdaq Global Select Market (“Nasdaq”) of the consummation of the Merger and (ii) requested that Nasdaq halt trading in the Shares on the morning of November 9, 2018, prior to market open, and suspend trading of the Shares effective as of the close of business on November 9, 2018 and (iii) file with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will file with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(2,655)	$(3,640)	$(7,693)	$(10,167)
Non-GAAP adjustments:
Interest and other (income) expense	527	(74)	386	(146)
Provision for income taxes	—	—	—	1
Depreciation and amortization	1,102	1,229	3,414	3,498
Stock-based compensation	363	445	1,060	1,324
Restructuring costs	—	—	637	—
Adjusted EBITDA	$(663)	$(2,040)	$(2,196)	$(5,490)
The following shows Adjusted EBITDA as a percentage of net revenue, for each of the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Revenue	$13,181	$15,349	$42,120	$51,491
Non-GAAP Adjusted EBITDA	$(663)	$(2,040)	$(2,196)	$(5,490)
% of net revenue	(5.0)%	(13.3)%	(5.2)%	(10.7)%
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
The following table presents the calculation of cash contribution margin for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Net revenue	$13,181	100.0%	$15,349	100.0%	$42,120	100.0	$51,491	100.0%
Cost of net revenue	7,824	59.4	9,278	60.4	24,912	59.1	31,470	61.1
Gross profit	5,357	40.6	6,071	39.6	17,208	40.9	20,021	38.9
Non-GAAP adjustments:
Add: Stock-based compensation	3	—	4	—	10	—	12	—
Add: Depreciation and amortization	333	2.5	395	2.6	1,185	2.8	1,251	2.4
Less: Variable sales and marketing costs	(2,781)	(21.1)	(3,179)	(20.7)	(8,399)	(19.9)	(9,763)	(19.0)
Cash contribution margin	$2,912	22.0%	$3,291	21.5%	$10,004	23.8%	$11,521	22.4%

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
Interest rate sensitivity
We had cash and cash equivalents and short-term investments of $21.9 million and $32.4 million as of September 30, 2018 and December 31, 2017, respectively. These amounts were held primarily in cash deposits, money market funds, corporate debt securities, government securities and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. Due to the short-term nature of these instruments, a change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On October 29, 2018, Henri Beck, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Henri Beck v. CafePress Inc. et al., Civil Action No.1:18-cv-01694-UNA(the “Beck Complaint”) against the Company and all members of the Board. Among other things, the Beck Complaint alleges that the Company, and the members of the Board, omitted to state material information in the Schedule14D-9, rendering it false and misleading and in violation of Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act and SEC Rule14d-9. The alleged omissions concern certain standstill agreements, alleged discussions and negotiations between Snapfish and CafePress executive officers concerning continued employment and inputs and assumptions underlying the fairness opinion given by Needham & Company. In addition, the Beck Complaint alleges that the members of the Board acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule14D-9. The Beck complaint also alleges that the individual defendants breached their fiduciary duties by engaging in an inadequate sales process, agreeing to an inadequate price, agreeing to an excessive termination fee and no-solicitation and matching-offer provisions said to deter topping offers, and agreeing to receive cash for their stock and under their severance packages. The Beck Complaint seeks, among other things, an order that the action may be maintained as a class action, an order enjoining the Offer and the Merger, rescission of the Offer and the Merger if they have already been consummated or rescissory damages, a declaration that the Merger Agreement was agreed to in breach of fiduciary duties and therefore is unenforceable, an order directing the individual defendants to commence a better sales process designed to maximize shareholder value and to account for damages, and an award of costs, including attorneys’ fees and experts’ fees.
On October 18, 2018, Adam Franchi, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Adam Franchi v. CafePress Inc. et al., Civil Action No. 1:18-cv-01620-UNA (the “Franchi Complaint”) against the Company, all members of the Company Board, Parent and Purchaser. Among other things, the Franchi Complaint alleges that the Company, the members of the Company Board, Parent and Purchaser omitted to state material information in the Schedule 14D-9, rendering it false and misleading and in violation of Sections 14(d), 14(e), and 20(a) of the Exchange Act and SEC Rule 14d-9. The alleged omissions concern certain standstill agreements, alleged discussions and negotiations between Snapfish and CafePress executive officers concerning continued employment and inputs and assumptions underlying the fairness opinion given by Needham & Company. In addition, the Franchi Complaint alleges that the members of the Company Board, Parent and Purchaser acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Franchi Complaint seeks, among other things, an order preliminarily and permanently enjoining proceeding with, consummating or closing the Offer and the Merger, rescission of the Offer and the Merger if they have already been consummated or rescissory damages, an order directing the defendants to file a corrected Schedule 14D-9 and an award of costs, including attorneys’ fees and experts’ fees.
On October 17, 2018, Stephen Bushansky, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Stephen Bushansky v. CafePress Inc. et al., Civil Action No. 1:18-cv-01607-UNA (the “Bushansky Complaint”) against the Company and all members of the Company Board. Among other things, the Bushansky Complaint alleges that the Company, and the members of the Company Board, omitted to state material information in the Schedule 14D-9, rendering it false and misleading and in violation of Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act and SEC Rule 14d-9. The alleged omissions concern certain standstill agreements, alleged discussions and negotiations between Snapfish and CafePress executive officers concerning continued employment and inputs and assumptions underlying the fairness opinion given by Needham & Company. In addition, the Bushansky Complaint alleges that the members of the Company Board acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Bushansky Complaint seeks, among other things, an order that the action may be maintained as a class action, an order preliminarily and permanently enjoining proceeding with, consummating or closing the Offer and the Merger, rescission of the Offer and the Merger if they have already been consummated or rescissory damages, and an award of costs, including attorneys’ fees and experts’ fees.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS
(A) Exhibits:

Exhibit number	Description
2.1(1)	Agreement and Plan of Merger, dated as of September 28, 2018, by and among Snapfish, LLC, Snapfish Merger Sub, Inc. and CafePress Inc.*

3(i)(2)	Amended and Restated Certificate of Incorporation of the Company.

3(ii)(3)	Amended and Restated Bylaws of the Company.

10.1(4)+	Form of Amendment No. 1 to Amended and Restated Change in Control for Senior Management Agreement.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1(5)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(5)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.
+    Management contract, compensatory plan or arrangement
*    Schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
The registrant will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on September 28, 2018.

(2)
Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on November 9, 2018, and incorporated by reference herein.

(3)
Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on November 9, 2018, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35468), filed with the Securities and Exchange Commission on September 28, 2018.

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

Date: November 16, 2018	CAFEPRESS INC.

	By:	/s/ Ekumene M. Lysonge
Ekumene M. Lysonge

(Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Phillip L. Milliner, Jr.
Phillip L. Milliner, Jr.

Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)